Form 10-Q
period 1996-05-09
GENMAR HOLDINGS INC
filed 1996-05-15
CIK 823619

GENMAR HOLDINGS, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                UNAUDITED





1.  Introduction -

          The condensed consolidated financial statements have been prepared by Genmar Holdings, Inc. (the "Company"), without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

          Revenues and operating results for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2.  Inventories -

          Inventories, which are valued at the lower of first-in first-out
(FIFO) costs or market, consisted of the following (in thousands):


                            March 31,            December 31,
                              1996                  1995
                          ------------           ------------
Raw materials              $  38,924              $  40,006
Work in process               53,547                 49,215
Finished goods                37,969                 39,837
                          ------------           ------------
                           $ 130,440              $ 129,058
                          ============           ============



                 GENMAR HOLDINGS, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                UNAUDITED



3.  Subsidiary Guarantees -

          The Company's payment obligations with respect to its 13.5% Series A Senior Subordinated Notes Due 2001 (the "Notes") and its borrowings under its bank credit facility (the "Credit Facility") are secured by substantially all of the assets of the Company and its subsidiaries and are guaranteed by substantially all of the Company's subsidiaries ("Subsidiary Guarantors").

          At March 31, 1996, the aggregate combined net assets, net revenues, earnings and equity of the Subsidiary Guarantors were substantially equivalent to the net assets, net revenues, earnings and equity of the Company, except for certain obligations and operating, interest and other expenses pertaining to non-guarantor entities. Each of the Subsidiary Guarantors is a wholly-owned subsidiary of the Company. Management believes that separate financial statements of the Subsidiary Guarantors are inconsequential to investors and such financial statements are not included herein.

4.  Contingencies -

     Dealer Inventory Floor Plan Financing:

          The Company and its subsidiaries are parties to dealer inventory floor plan financing arrangements with certain financial institutions pursuant to which each may be required, in the event of default by a financed dealer, to repurchase products previously sold to such dealer. The Company repurchased $0.8 million of such dealer inventory in the three months ended March 31, 1996. As of March 31, 1996, the Company and certain subsidiaries were contingently liable under such arrangements to repurchase inventory in the aggregate maximum amount of $21.3 million.

          During 1995, the Company entered into agreements with financial institutions to transfer limited floor plan financing for certain dealers and to provide floor plan financing for certain other dealers. Pursuant to the agreements, the Company is contingently liable for repurchase of inventory and has recourse liability in the event of dealer default. As of March 31, 1996, the Company was contingently liable under these agreements for repurchase and recourse in the aggregate maximum amounts of $24.2 million and $22.2 million, respectively. The Company did not incur any repurchase or recourse losses under these agreements during the three months ended
March 31, 1996.












                 GENMAR HOLDINGS, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               UNAUDITED



4.   Contingencies (Continued) -

          The Company generally has not provided reserves, other than immaterial reserves at certain subsidiaries, for losses and costs which may result should the Company be required to repurchase product from a defaulting dealer. Although the ultimate loss which might be incurred as a result of such contractual obligation is uncertain, the Company believes that any such losses that may be incurred would not have a material effect on its consolidated operating results or financial position.

     Legal and Environmental:

          The Company and its subsidiaries are defendants in legal proceedings arising in the ordinary course of business. Although the outcome of these matters cannot be determined, in the opinion of management and outside counsel, disposition of these proceedings will not have a material effect on the Company's consolidated financial position or results of operations. Where appropriate, the Company has established reserves in response to these matters.

     Divested Businesses:

          In connection with certain previously divested businesses, the Company retained certain obligations and remains contingently liable under limited indemnities related to such matters as taxes, insurance, litigation and postretirement medical benefits. Cash expenditures for such obligations are expected to be payable over an extended period of time. Where appropriate, the Company has established reserves in response to these matters.

          The Company also incurs costs from time to time for environmental claims relating to its previously divested operations. The Company anticipates total environmental-related costs associated with its divested operations to range from approximately $6 million to $10 million, which include Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA") type liabilities, and which costs are likely to be incurred over the next
8 to 12 years. With respect to these potential liabilities, the Company has been identified as a potential responsible party at approximately 10 sites. Based on currently available information, the Company believes adequate reserves have been provided to cover such potential costs as of March 31, 1996.














                 GENMAR HOLDINGS, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                UNAUDITED



4.   Contingencies (Continued) -

     Letters of Credit:

          The Company and its subsidiaries have insurance for workers' compensation, health, general and auto liability losses in excess of predetermined loss limits. Provision has been made in the consolidated financial statements for estimated losses resulting from claims incurred prior to the balance sheet date, which were below the amounts of the predetermined loss limits. At March 31, 1996, the Company had outstanding letters of credit aggregating approximately $28.9 million. Approximately $20.5 million of such letters of credit secure insurance programs; the remainder principally relate to dealer floor plan financing arrangements with certain financial institutions and to liabilities retained by the Company in connection with divested operations.





































             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES



Results of Operations
- ----------------------

          The following table reflects the relationship between certain income and expense items and net revenues by presenting such items as a percentage of net revenues for the three months ended March 31, 1996 and 1995 and shows the percentage changes in these income and expense items for the current fiscal period from the comparable period of the prior fiscal year:


                                                              Percentage
                                  Percentage of                 Change
                                  Net Revenues              Between Periods
                          ----------------------------    -------------------
                                  Three Months               Three Months
                                      Ended                     Ended
                                    March 31,                  March 31,
                          ----------------------------    -------------------
                              1996            1995
                          ------------    ------------
Net Revenues                 100.0%          100.0%              16.2%

Cost of Products
 and Services                 86.9            86.0               17.5%
                          ------------    ------------
    Gross Profit              13.1            14.0                8.6%

Selling and
  Administrative Expenses     10.7            12.7               (2.1%)
                          ------------    ------------

    Operating Profit           2.4             1.4              107.2%

Interest Expense              (3.7)           (4.9)             (11.1%)

Investment and
  Other Income, net            0.1             1.6              (93.6%)
                          ------------    ------------
    Loss Before
      Income Taxes            (1.2)           (1.9)             (24.9%)

Provision For
  Income Taxes                (0.1)           (0.5)             (71.0%)
                          ------------    ------------

    Net Loss                  (1.3%)          (2.3%)            (33.9%)
                         =============   =============








             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES
                               (Continued)


     Consolidated net revenues for the three months ended March 31, 1996 were $151.0 million, an increase of 16.2% as compared to net revenues for the three months ended March 31, 1995. This increase in net revenues reflected the strong wholesale demand for the Company's motor yacht and fiberglass recreational powerboat products. At the retail level overall demand for the Company's products, measured in units, for the three months ended March 31, 1996 approximated the unit volume demand seen during the same period during 1995. The Company's backlog of orders at March 31, 1996 was down approximately 8% from backlog as of March 31, 1995. Backlog for the Company's smaller motor yachts, runabouts and smaller fishing boats continued to show strong improvement over prior year levels, but was offset by decreased backlog for certain other products, particularly the larger motor yachts and custom yachts.

     Gross profit for the three months ended March 31, 1996 was $19.8 million (13.1% of net revenues) as compared to $18.2 million (14.0% of net revenues) for the same period during 1995. This overall decrease in gross profit as a percentage of net revenues was attributable to a less favorable product mix, offset by certain cost reductions attributable to improved manufacturing efficiencies and decreased spending in the areas of new model design and tooling.

     Selling and administrative expenses for the three months ended March 31, 1996 totaled $16.1 million (10.7% of net revenues) as compared to $16.4 million (12.7% of net revenues) for the same period during 1995. The decrease in spending as a percentage of net revenues was a reflection of various cost reduction initiatives implemented throughout the Company, focusing primarily on administrative and selling costs.

     The Company's operating profit for the three months ended March 31, 1996 was $3.7 million (2.4% of net revenues) as compared to operating profit of $1.8 million (1.4% of net revenues) for the same period during 1995. The increase in operating profit was attributable to the factors discussed above.

     Interest expense for the three months ended March 31, 1996 totaled $5.6 million as compared to $6.4 million for the same period during 1995. The reduction in interest expense resulted from a decrease in bank and other borrowings outstanding between the two periods.

     Investment and other income for the three months ended March 31, 1996 totaled $0.1 million as compared to $2.1 million for the same period during 1995. Investment and other income for 1996 consisted principally of interest earned on short-term investments, notes and other receivables. Investment and other income for 1995 consisted principally of dividend income earned on the Company's investment in Amway Japan Limited, and interest earned on short-term investments, notes and other receivables.








             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES
                               (Continued)

Liquidity and Capital Resources
- --------------------------------

          At March 31, 1996, the bank credit facility ("Credit Facility"), as amended and restated, consisted of a $29.2 million revolving credit facility and a $30.8 million letter of credit facility. At March 31, 1996, the Company had $57.2 million outstanding under the Credit Facility, with $1.0 million of additional availability under the revolving credit facility.

          The Credit Facility, as amended and restated, and the indenture
(the "Indenture") governing the Company's 13-1/2% Series A Senior Subordinated Notes Due 2001 (the "Notes") contain restrictive covenants which, among other matters, limit the ability of the Company to incur other indebtedness, engage in transactions with affiliates, incur liens, make certain restricted payments, and enter into certain business combination and asset sale transactions. The Credit Facility also requires the Company to satisfy certain financial tests and ratios and restricts capital expenditures. In addition, the Credit Facility contains provisions which may require accelerated repayment of the Credit Facility and/or limit the Company's access to the facility upon the incurrence of specific obligations or significant changes in the financial condition, business, properties, prospects or operations of the Company. As of March 31, 1996, the Company was in compliance with all the financial covenants under the Indenture and the Credit Facility, as amended and restated.

          At March 31, 1996, the Company had $78.0 million of working capital, an increase of $2.8 million from December 31, 1995. Cash used in operating activities for the three months ended March 31, 1996 totaled $8.0 million, as compared to a cash use of $4.7 million for the same period during 1995. This net cash use consisted primarily of changes in working capital items, including increased receivables and payables as a result of increased revenues and production, and payment of $6.8 million of interest on the Notes.

          Capital expenditures of the Company for the three months ended
March 31, 1996 totaled $0.8 million. Proceeds from sales of property and equipment for the same period during 1996 totaled $4.2 million. Included in this total were proceeds of approximately $3.8 million from the sale of certain land, buildings and equipment formerly used to operate the Company's retail marine dealership located near Minneapolis, Minnesota. No gain or loss was recognized in connection with this sale.

          The Company will require substantial cash flow to meet its interest and principal obligations under the Indenture and the Credit Facility, and in meeting the working capital and capital expenditure requirements of its operations. The Company believes that current cash balances, borrowings under the Credit Facility, cash flow generated from operations and proceeds from the sales of certain assets will provide sufficient liquidity to fund its cash operating expenses and capital expenditures and meet its interest and principal obligations until the Credit Facility and Notes become due.
However, the Company's ability to meet its debt service and other obligations depends on its future performance, which, in turn, is subject to general economic conditions and to financial performance, business and other factors, including factors beyond the Company's control. If the Company is unable to




            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES
                               (Continued)



generate sufficient cash flows from operations or otherwise to comply with the terms of the Credit Facility or the Indenture, it may be required to refinance all or a portion of its existing debt or obtain additional financing, although there can be no assurance that the Company will be able to obtain such refinancing or additional financing.

          The Company is in the process of evaluating and pursuing, as appropriate, various strategic alternatives relative to strengthening the Company's financial position, including the potential sales of non-operating assets and possible joint venture considerations. The Company continuously evaluates its existing operations and investigates possible acquisitions to expand its business in order to maximize profits and increase its share of the motorized pleasure boat market. Accordingly, while the Company does not have any material arrangement, commitment or understanding with respect thereto, further acquisitions, investments and changes in operations are possible.

                            PART I.  FINANCIAL INFORMATION
                            ITEM 1.  FINANCIAL STATEMENTS

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                               (In Thousands)

                                        For The Three Months Ended
                                                 March 31,
                                       -----------------------------
                                           1996            1995
                                       ------------    ------------
Net revenues                             $151,024        $129,932

Cost of products and services             131,240         111,711
                                       ------------    ------------

    Gross profit                           19,784          18,221

Selling and administrative expenses        16,106          16,446
                                       ------------    ------------

    Operating profit                        3,678           1,775

Interest expense                           (5,644)         (6,352)

Investment and other income, net              137           2,140
                                       ------------    ------------

    Loss before income taxes               (1,829)         (2,437)

Provision for income taxes                   (170)           (586)
                                       ------------    ------------

    Net loss                             $ (1,999)       $ (3,023)
                                       ============    ============









      See accompanying notes to condensed consolidated financial statements

                                      1

                          GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In Thousands, Except per Share Data)
                                       March 31, 1996   December 31,
                                        (Unaudited)         1995
                                        ------------    ------------
            ASSETS
Current Assets:
  Cash and cash equivalents              $  13,335       $  18,091
  Accounts receivable, net                  52,421          42,356
  Inventories                              130,440         129,058
  Prepaid expenses                           3,980           4,958
                                        ------------    ------------
      Total current assets                 200,176         194,463

Property and Equipment, net                 58,622          63,333
Other Assets, principally
 deferred financing costs                    7,181           7,415
Goodwill                                    48,173          48,669
                                        ------------    ------------
      Total assets                       $ 314,152       $ 313,880
                                        ============    ============
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
  Accounts payable                       $  53,191       $  45,882
  Accrued liabilities                       54,570          59,000
  Customer deposits                         13,405          12,633
  Accrued income taxes                         183             788
  Current maturities of long-term debt         782             893
                                        ------------   	------------
      Total current liabilities            122,131         119,196
Long-Term Debt                             151,681         151,445
Other Noncurrent Liabilities                35,709          36,621
                                        ------------   	------------
Commitments and Contingencies
 (Notes 3 and 4)
Stockholders' Equity:
  Common stock, $.01 par value per
   share, 2,000 shares authorized,
   1,779 shares issued and outstanding          18              18
  Paid-in capital                          126,229         126,229
  Accumulated deficit                     (111,385)       (109,386)
  Cumulative translation adjustment           (235)           (247)
  Treasury stock, 42 shares                 (9,996)         (9,996)
                                        ------------    ------------
      Total stockholders' equity             4,631           6,618
                                        ------------    ------------
      Total liabilities and
      stockholders' equity               $ 314,152       $ 313,880
                                        ============    ============

See accompanying notes to condensed consolidated financial statements

                  GENMAR HOLDINGS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                    FOR THE THREE MONTHS ENDED MARCH 31,
                               (In Thousands)
                                                 1996            1995
                                              ------------    ------------
OPERATING ACTIVITIES:
  Net loss                                     $  (1,999)     $  (3,023)
  Adjustments to reconcile net loss in net
    cash used in operating activities:
      Depreciation and amortization                2,921          2,840
      Changes in operating assets and
      liabilities, net                            (7,880)        (3,796)
      Other, net                                    (133)          (320)
  Payments of noncurrent liabilities                (912)          (390)
                                              ------------   ------------
        Net cash used in operating activities     (8,003)        (4,689)
                                              ------------   ------------
INVESTING ACTIVITIES:
  Property and equipment additions, net             (761)        (6,555)
  Proceeds from sales of property                  4,187             --
  Proceeds from sales of marketable securities        --          4,682
                                              ------------   ------------
        Net cash provided by (used in)
        investing activities                       3,426         (1,873)
                                              ------------   ------------
FINANCING ACTIVITIES:
  Proceeds from revolving credit facility             --          9,000
  Repayment of revolving credit facility              --         (6,682)
  Repayment of other long-term debt                 (179)          (221)
                                              ------------   ------------
        Net cash (used in) provided by
        financing activities                        (179)         2,097
                                              ------------   ------------
        Net decrease in cash and cash
        equivalents                               (4,756)        (4,465)

CASH AND CASH EQUIVALENTS:
  Balance, beginning of period                    18,091          4,699
                                              ------------   ------------
  Balance, end of period                       $  13,335      $     234
                                              ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid during the period              $   9,151      $   9,596
  Income taxes paid during the period                703            423
                                              ============   ============


     See accompanying notes to condensed consolidated financial statements

                                          3

                          PART II.  OTHER INFORMATION
                     GENMAR HOLDINGS, INC. AND SUBSIDIARIES








     Item 6.     Exhibits and Reports on Form 8-K

                     (a) Exhibits -- No exhibits have been filed with this Form 10-Q.

                     (b) No Form 8-K's were filed during the quarter ended March 31, 1996.

SIGNATURE





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GENMAR HOLDINGS, INC.



Date:   May 13, 1996

                               /s/ ROGER R. CLOUTIER, II
                              ----------------------------
                               Roger R. Cloutier, II
                               Executive Vice President
                               and Chief Financial Officer