Form 10-Q
period 1996-06-30
GENMAR HOLDINGS INC
filed 1996-08-14
CIK 823619

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                           ---------------------------

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission file number 33-82650


                              GENMAR HOLDINGS, INC.

             (Exact name of Registrant as specified in its charter)


                DELAWARE                                      41-1778106
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)

         100 SOUTH FIFTH STREET                                 55402
                SUITE 2400                                    (Zip Code)
          MINNEAPOLIS, MINNESOTA
 (Address of principal executive offices)


                                 (612) 339-7900
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
   -----         -----


On August 14, 1996, there were 1,779,415 shares of Common Stock, $.01 par value, of Genmar Holdings, Inc. outstanding.

                        PART I.  FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS



                     GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED

                                 (In Thousands)

                                                  Three Months Ended         Six Months Ended
                                                       June 30,                  June 30,
                                                 --------------------      --------------------
                                                   1996        1995          1996        1995
                                                 --------    --------      --------    --------
Net revenues                                     $152,786    $147,549      $303,810    $277,481
Cost of products and services                     131,837     126,218       263,077     237,929
                                                 --------    --------      --------    --------
    Gross profit                                   20,949      21,331        40,733      39,552
Selling and administrative expenses                13,748      16,083        29,854      32,529
                                                 --------    --------      --------    --------
    Operating profit                                7,201       5,248        10,879       7,023
Interest expense                                   (5,635)     (6,138)      (11,279)    (12,490)
Investment and other income, net                      103       8,726           240      10,866
                                                 --------    --------      --------    --------
    Income (loss) before income taxes               1,669       7,836          (160)      5,399
Provision for income taxes                           (301)       (607)         (471)     (1,193)
                                                 --------    --------      --------    --------
    Net income (loss)                            $  1,368    $  7,229      $   (631)   $  4,206
                                                 --------    --------      --------    --------
                                                 --------    --------      --------    --------

     See accompanying notes to condensed consolidated financial statements

                     GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)

                                                               June 30,
                                                                 1996         December 31,
                                                              (Unaudited)         1995
                                                              -----------     ------------
                                          ASSETS
Current Assets:
  Cash and cash equivalents                                    $   5,315       $  18,091
  Accounts receivable, net                                        39,734          42,356
  Inventories                                                    131,218         129,058
  Prepaid expenses                                                 3,949           4,958
                                                              -----------     ------------
    Total current assets                                         180,216         194,463

Property and Equipment, net                                       58,051          63,333
Other Assets, principally deferred financing costs                 6,629           7,415
Goodwill                                                          47,678          48,669
                                                              -----------     ------------
    Total assets                                               $ 292,574       $ 313,880
                                                              -----------     ------------
                                                              -----------     ------------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                             $  43,114       $  45,882
  Accrued liabilities                                             55,070          59,000
  Customer deposits                                               18,183          12,633
  Accrued income taxes                                               323             788
  Current maturities of long-term debt                               757             893
                                                              -----------     ------------
    Total current liabilities                                    117,447         119,196

Long-Term Debt                                                   135,174         151,445
Other Noncurrent Liabilities                                      33,968          36,621
                                                              -----------     ------------
Commitments and Contingencies (Notes 3 and 4)

Stockholders' Equity:
  Common stock, $.01 par, 2,000 shares authorized; 1,779
   shares issued and outstanding                                      18              18
  Paid-in capital                                                126,229         126,229
  Accumulated deficit                                           (110,017)       (109,386)
  Cumulative translation adjustment                                 (249)           (247)
  Treasury stock, 42 shares                                       (9,996)         (9,996)
                                                              -----------     ------------
    Total stockholders' equity                                     5,985           6,618
                                                              -----------     ------------
    Total liabilities and stockholders' equity                 $ 292,574       $ 313,880
                                                              -----------     ------------
                                                              -----------     ------------

     See accompanying notes to condensed consolidated financial statements

                      GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED JUNE 30,

                                    UNAUDITED

                                 (In Thousands)

                                                                1996        1995
                                                              --------    --------
OPERATING ACTIVITIES:
  Net (loss) income                                           $   (631)   $  4,206
  Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                5,844       5,673
    Gain on the sale of marketable securities                        -      (8,713)
    Unrealized gain on marketable securities                         -      (4,264)
    Changes in operating assets and liabilities, net              (599)     (3,472)
    Other, net                                                    (143)       (356)
  Payments of noncurrent liabilities                            (2,653)     (1,534)
                                                              --------    --------
      Net cash provided by (used in) operating activities        1,818      (8,460)
                                                              --------    --------
INVESTING ACTIVITIES:
  Property and equipment additions                              (1,399)     (8,565)
  Proceeds from sales of property                                4,187           -
  Proceeds from sales of marketable securities                       -      28,664
                                                              --------    --------
      Net cash provided by investing activities                  2,788      20,099
                                                              --------    --------
FINANCING ACTIVITIES:
  Proceeds from revolving credit facility                        5,000      18,000
  Repayment of revolving credit facility                       (22,000)    (27,677)
  Repayment of other long-term debt                               (382)       (510)
                                                              --------    --------
      Net cash used in financing activities                    (17,382)    (10,187)
                                                              --------    --------
      Net (decrease) increase in cash and cash equivalents     (12,776)      1,452

CASH AND CASH EQUIVALENTS:
  Balance, beginning of period                                  18,091       4,699
                                                              --------    --------
  Balance, end of period                                      $  5,315    $  6,151
                                                              --------    --------
                                                              --------    --------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid during the period                             $  9,466    $ 11,190
  Income taxes paid during the period                              938         887
                                                              --------    --------
                                                              --------    --------
SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Property and equipment additions from capital leases        $    351    $      -
                                                              --------    --------
                                                              --------    --------

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

          Revenues and operating results for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.   INVENTORIES -

        Inventories, which are valued at the lower of first-in first-out (FIFO) costs or market, consisted of the following (in thousands):


                                  June 30,      December 31,
                                    1996            1995
                                  --------      ------------

          Raw materials           $ 41,447         $ 40,006
          Work in process           56,076           49,215
          Finished goods            33,695           39,837
                                  --------      ------------
                                  $131,218         $129,058
                                  --------      ------------
                                  --------      ------------

                      GENMAR HOLDINGS, INC. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   UNAUDITED




3.   SUBSIDIARY GUARANTEES -

          The Company's payment obligations with respect to its 13-1/2% Series A Senior Subordinated Notes Due 2001 (the "Notes") and its borrowings under its bank credit facility (the "Credit Facility") are secured by substantially all of the assets of the Company and its subsidiaries and are guaranteed by substantially all of the Company's subsidiaries ("Subsidiary Guarantors").

          At June 30, 1996, the aggregate combined net assets, net revenues, earnings and equity of the Subsidiary Guarantors were substantially equivalent to the net assets, net revenues, earnings and equity of the Company, except for certain obligations and operating, interest and other expenses pertaining to non-guarantor entities. Each of the Subsidiary Guarantors is a wholly-owned subsidiary of the Company. Management believes that separate financial statements of the Subsidiary Guarantors are inconsequential to investors and such financial statements are not included herein.


4.   CONTINGENCIES -

     Dealer Inventory Floor Plan Financing:

          The Company and its subsidiaries are parties to dealer inventory floor plan financing arrangements with certain financial institutions pursuant to which each may be required, in the event of default by a financed dealer, to repurchase products previously sold to such dealer. The Company repurchased $1.6 million and $0.7 million of such dealer inventory in the six month periods ended June 30, 1996 and 1995, respectively. As of June 30, 1996, the Company was contingently liable under such arrangements to repurchase inventory in the aggregate maximum amount of $20.5 million.

                      GENMAR HOLDINGS, INC. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   UNAUDITED




4.   CONTINGENCIES - (CONTINUED)

     Dealer Inventory Floor Plan Financing:

          During 1995, the Company entered into agreements with financial institutions to transfer limited floor plan financing for certain dealers and to provide floor plan financing for certain other dealers. Pursuant to the agreements, the Company is contingently liable for repurchase of inventory and has recourse liability in the event of dealer default. As of June 30, 1996, the Company was contingently liable under these agreements for repurchase and recourse in the aggregate maximum amounts of $21.3 million and $19.3 million, respectively. The Company did not incur any repurchase or recourse losses under these agreements during the six months ended June 30, 1996.

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




4.   CONTINGENCIES - (CONTINUED)

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

          The Company also incurs costs from time to time for environmental claims relating to its previously divested operations. The Company anticipates total environmental-related costs associated with its divested operations to range from approximately $6 million to $10 million, which include Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA") type liabilities, and which costs are likely to be incurred over the next 8 to 12 years. With respect to these potential liabilities, the Company has been identified as a potential responsible party at approximately 10 sites. Based on currently available information, the Company believes adequate reserves have been provided to cover such potential costs as of June 30, 1996.

     Letters of Credit:

          The Company and its subsidiaries have insurance for workers' compensation, health, general and auto liability losses in excess of predetermined loss limits. Provision has been made in the consolidated financial statements for estimated losses resulting from claims incurred prior to the balance sheet date, which were below the amounts of the predetermined loss limits. At June 30, 1996, the Company had outstanding letters of credit aggregating approximately $28.9 million. Approximately $20.5 million of such letters of credit secure insurance programs; the remainder principally relate to dealer floor plan financing arrangements with certain financial institutions and to liabilities retained by the Company in connection with divested operations. Subsequent to June 30, 1996, the Company's outstanding letters of credit were reduced by $4.0 million, primarily due to reduced security requirements in connection with the Company's insurance programs.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES



RESULTS OF OPERATIONS

     The following table reflects the relationship between certain income and expense items and net revenues by presenting such items as a percentage of net revenues for the three month and six month periods ended June 30, 1996 and 1995 and shows the percentage changes in these income and expense items for the current fiscal periods from the comparable periods of the prior fiscal year:


                                                         Percentage of Net Sales           Percentage Change
                                                    ---------------------------------       Between Periods
                                                     Three Months       Six Months      -------------------------
                                                    Ended June 30,    Ended June 30,    Three Months   Six Months
                                                    ---------------   ---------------      Ended         Ended
                                                     1996     1995     1996     1995      June 30       June 30
                                                    ------   ------   ------   ------   ------------   ----------
Net Revenues                                        100.0%   100.0%   100.0%   100.0%       3.5%           9.5%
Cost of Products and Services                        86.3     85.5     86.6     85.7        4.5           10.6
                                                    ------   ------   ------   ------
Gross Profit                                         13.7     14.5     13.4     14.3       (1.8)           3.0
Selling and Administrative Expenses                   9.0     10.9      9.8     11.7      (14.5)          (8.2)
                                                    ------   ------   ------   ------
Operating Profit                                      4.7      3.6      3.6      2.5       37.2           54.9
Interest Expense                                     (3.7)    (4.2)    (3.7)    (4.5)      (8.2)          (9.7)
Investment and Other Income, net                      0.1      5.9      0.1      3.9      (98.8)         (97.8)
                                                    ------   ------   ------   ------
Income (Loss) Before Income Taxes                     1.1      5.3     (0.1)     1.9      (78.7)        (103.0)
Provision For Income Taxes                           (0.2)    (0.4)    (0.2)    (0.4)     (50.4)         (60.5)
                                                    ------   ------   ------   ------
Net Income (Loss)                                     0.9%     4.9%    (0.2%)    1.5%     (81.1%)       (115.0%)
                                                    ------   ------   ------   ------
                                                    ------   ------   ------   ------

     Consolidated net revenues for the six months ended June 30, 1996 were $303.8 million, an increase of 9.5% as compared to net revenues of $277.5
million for the six months ended June 30, 1995.    This  increase  in  net
revenues reflected strengthened wholesale demand for the Company's motor yacht and fiberglass recreational powerboat products. For the six months ended June 30, 1996, retail unit demand for the Company's products, as compared to the same period during 1995, was strong for recreational powerboat product, down in both motor yacht and fishboat product, but overall, approximately equal in total unit volume. The Company's backlog of orders at June 30, 1996 was approximately equivalent to backlog as of June 30, 1995.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

                                   (CONTINUED)


     Consolidated net revenues for the three months ended June 30, 1996 were $152.8 million, an increase of 3.5% as compared to net revenues of $147.5 million for the three months ended June 30, 1995. This increase in net revenues primarily reflects improved wholesale demand for the Company's recreational powerboat products.

     Gross profit for the six months ended June 30, 1996 was $40.7 million (13.4% of net revenues) as compared to $39.6 million (14.3% of net revenues) for the same period during 1995. This overall decrease in gross profit as a percentage of net revenues was primarily attributable to the increase in motor yacht and recreational powerboat product sales which generally produce lower gross margins and a decrease in fishboat product sales which generally produce higher gross margins. This sales mix impact was partially offset by certain cost reductions attributable to improved manufacturing efficiencies.

     Gross profit for the three months ended June 30, 1996, was $20.9 million (13.7% of net revenues) as compared to $21.3 million (14.5% of net revenues) for the same period during 1995. This overall decrease in gross profit was attributable to the factors discussed above and a slight deterioration in fishboat product margins.

     Selling and administrative expenses for the six months ended June 30, 1996 totaled $29.9 million (9.8% of net revenues) as compared to $32.5 million (11.7% of net revenues) for the same period during 1995. The decrease in spending as a percentage of net revenues was a reflection of various cost reduction initiatives implemented throughout the Company, focusing primarily on administrative and selling costs.

     Selling and administrative expenses for the three months ended June 30, 1996 totaled $13.7 million (9.0% of net revenues) as compared to $16.1 million (10.9% of net revenues) for the same period during 1995. This spending decrease reflects the same factors discussed above.

     The Company's operating profit for the six months ended June 30, 1996 was $10.9 million (3.6% of net revenues) as compared to operating profit of $7.0 million (2.5% of net revenues) for the same period during 1995. Operating profit for the three months ended June 30, 1996 was $7.2 million (4.7% of net revenues) as compared to operating profit of $5.2 million (3.6% of net revenues) for the same period during 1995. The improvement in operating profit for both periods was attributable to the factors discussed above.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

                                   (CONTINUED)


     Interest expense for the six months ended June 30, 1996 totaled $11.3 million as compared to $12.5 million for the same period during 1995. Interest expense for the three months ended June 30, 1996 totaled $5.6 million as compared to $6.1 million for the same period during 1995. In both comparisons, the reduction in interest expense resulted from a decrease in bank and other borrowings outstanding between the two periods.

     Investment and other income for the six months ended June 30, 1996 totaled $0.2 million as compared to $10.9 million for the same period during 1995. Investment and other income for the three months ended June 30, 1996 totaled $0.1 million as compared to $8.7 million for the same period during 1995. Investment and other income for the same six months ended June 30, 1996 consisted principally of interest earned on short-term investments, notes and other receivables. Investment and other income for the same period during 1995 consisted principally of gains on sales of and dividend income related to the Company's investment in Amway Japan Limited, a gain on the settlement of a foreign currency hedge, and interest earned on short-term investments, notes and other receivables.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, capacity under the bank credit facility ("Credit Facility"), as amended and restated, totaled $60.0 million, consisting of a $29.2 million revolving credit facility and a $30.8 million letter of credit facility. At June 30, 1996, the Company had $40.2 million outstanding under the Credit Facility, with $18.0 million of availability under the revolving credit facility. This availability was after the acceleration of certain engine purchases approximating $5.2 million, made during the final week of June to take advantage of certain one-time purchase discounts available to the Company.

     The Credit Facility, as amended and restated, and the indenture (the "Indenture") governing the Company's 13-1/2% Series A Senior Subordinated Notes Due 2001 (the "Notes") contain restrictive covenants which, among other matters, limit the ability of the Company to incur other indebtedness, engage in transactions with affiliates, incur liens, make certain restricted payments, and enter into certain business combination and asset sale transactions. The Credit Facility also requires the Company to satisfy certain financial tests and ratios and restricts capital expenditures. In addition, the Credit Facility contains provisions which may require accelerated repayment of the Credit Facility and/or limit the Company's access to the facility upon the incurrence of specific obligations or significant changes in the financial condition, business, properties, prospects or operations of the Company. As of June 30, 1996, the Company was in compliance with all the financial covenants under the Indenture and the Credit Facility, as amended and restated.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

                                   (CONTINUED)


     At June 30, 1996, the Company had $62.8 million of working capital, a decrease of $12.5 million from December 31, 1995. Contributing to this decrease for the six months ended June 30, 1996 were net repayments totaling $17.0 million under the revolving credit facility. Cash provided by operating activities for the six months ended June 30, 1996 totaled $1.8 million, as compared to a cash use of $8.5 million for the same period during 1995. This net cash source consisted primarily of $2.4 million provided by operations, net of non-cash charges and other items, offset in part by a $.6 million net cash use resulting from changes in working capital items.

     Capital expenditures of the Company for the six months ended June 30, 1996 totaled $1.4 million. Proceeds from sales of property and equipment for the same period during 1996 totaled $4.2 million. Included in this total were proceeds of approximately $3.8 million from the sale of certain land, buildings and equipment formerly used to operate the Company's retail marine dealership located near Minneapolis, Minnesota. No gain or loss was recognized in connection with this sale.

     The Company will require substantial cash flow to meet its interest and principal obligations under the Indenture and the Credit Facility, and in meeting the working capital and capital expenditure requirements of its operations. The Company believes that current cash balances, borrowings under the Credit Facility, cash flow generated from operations and proceeds from the sales of certain assets will provide sufficient liquidity to fund its cash operating expenses and capital expenditures and meet its interest and principal obligations until the Credit Facility and Notes become due. However, the Company's ability to meet its debt service and other obligations depends on its future performance, which, in turn, is subject to general economic conditions and to financial performance, business and other factors, including factors beyond the Company's control. If the Company is unable to generate sufficient cash flows from operations or otherwise to comply with the terms of the Credit Facility or the Indenture, it may be required to refinance all or a portion of its existing debt or obtain additional financing, although there can be no assurance that the Company will be able to obtain such refinancing or additional financing.

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

         (b)  No Form 8-K's were filed during the quarter ended June 30, 1996.

                                    SIGNATURE





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GENMAR HOLDINGS, INC.



Date:   August 14, 1996                /s/ ROGER R. CLOUTIER, II
                                       ---------------------------------
                                       Roger R. Cloutier, II
                                       Executive Vice President
                                       and Chief Financial Officer