Form 10-Q
period 1996-09-30
GENMAR HOLDINGS INC
filed 1996-11-13
CIK 823619

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                               ------------------------

                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM ____ TO _____

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

Yes  X         No
    ---           ---


On November 13, 1996, there were 1,779,415 shares of Common Stock, $.01 par value, of Genmar Holdings, Inc. outstanding.

                            PART I.  FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS



                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                      UNAUDITED

                                    (In Thousands)


                                          Three Months Ended September 30,   Nine Months Ended September 30,
                                          --------------------------------   ------------------------------
                                               1996            1995               1996          1995
                                          --------------  --------------    ---------------  -------------
Net revenues                              $    140,633    $   125,619        $    444,443    $   403,100

Cost of products and services                  122,768        112,556             385,845        350,485
                                           --------------  --------------    ---------------  -------------

    Gross profit                                17,865         13,063              58,598         52,615

Selling and administrative expenses             15,675         16,010              45,529         48,539
                                           --------------  --------------    ---------------  -------------

    Operating profit (loss)                      2,190         (2,947)             13,069          4,076

Interest expense                                (5,454)        (5,748)            (16,733)       (18,238)

Investment and other income, net                   100          4,802                 340         15,668
                                           --------------  --------------    ---------------  -------------

    Income (loss) before income taxes           (3,164)        (3,893)             (3,324)         1,506

Provision for income taxes                        (154)          (308)               (625)        (1,501)
                                           --------------  --------------    ---------------  -------------

    Net income (loss)                      $    (3,318)    $   (4,201)       $      (3,949)   $         5
                                           --------------  --------------    ---------------  -------------
                                           --------------  --------------    ---------------  -------------


       See accompanying notes to condensed consolidated financial statements.

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                    (In Thousands)



                                                      September 30,
                                                          1996      December 31,
                                                       (Unaudited)      1995
                                                      ------------  ------------
                          ASSETS

Current Assets:
  Cash and cash equivalents                           $       58    $   18,091
  Accounts receivable, net                                41,609        42,356
  Inventories                                            129,380       129,058
  Prepaid expenses                                         5,513         4,958
                                                      ----------    ----------
      Total current assets                               176,560       194,463

Property and Equipment, net                               57,356        63,333
Other Assets, principally deferred financing costs         6,029         7,415
Goodwill                                                  47,184        48,669
                                                      ----------    ----------

    Total assets                                      $  287,129    $  313,880
                                                      ----------    ----------
                                                      ----------    ----------


           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                    $   43,450    $   45,882
  Accrued liabilities                                     49,758        59,000
  Customer deposits                                       21,600        12,633
  Accrued income taxes                                       445           788
  Current maturities of long-term debt                       588           893
                                                      ----------    ----------
      Total current liabilities                          115,841       119,196


Long-Term Debt                                           135,477       151,445
Other Noncurrent Liabilities                              33,141        36,621
                                                      ----------    ----------

Commitments and Contingencies (Notes 3 and 4)

Stockholders' Equity:
  Common stock, $.01 par, 2,000 shares
    authorized; 1,779 shares issued and outstanding           18            18
  Paid-in capital                                        126,229       126,229
  Accumulated deficit                                   (113,335)     (109,386)
  Cumulative translation adjustment                         (246)         (247)
  Treasury stock, 42 shares                               (9,996)       (9,996)
                                                      ----------    ----------

      Total stockholders' equity                           2,670         6,618
                                                      ----------    ----------

      Total liabilities and stockholders' equity      $  287,129    $  313,880
                                                      ----------    ----------
                                                      ----------    ----------


        See accompanying notes to condensed consolidated financial statements.

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                      UNAUDITED

                                    (In Thousands)



                                                                              1996           1995
                                                                          ------------   ------------
OPERATING ACTIVITIES:
  Net (loss) income                                                        $  (3,949)     $       5
  Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
      Depreciation and amortization                                            8,793          8,541
      Gain on the sale of marketable securities                                  -           (9,452)
      Changes in operating assets and liabilities, net                        (3,637)       (11,808)
      Other, net                                                                 (88)          (460)
  Payments of noncurrent liabilities                                          (3,480)        (2,223)
                                                                           ------------   ------------
        Net cash used in operating activities                                 (2,361)       (15,397)
                                                                           ------------   ------------

INVESTING ACTIVITIES:
  Property and equipment additions                                            (2,275)       (10,453)
  Proceeds from sales of property                                              4,196           -
  Proceeds from sales of marketable securities                                   -           58,770
                                                                           ------------   ------------
        Net cash provided by investing activities                              1,921         48,317
                                                                           ------------   ------------

FINANCING ACTIVITIES:
  Proceeds from revolving credit facility                                     35,000         23,000
  Repayment of revolving credit facility                                     (52,000)       (55,285)
  Repayment of other long-term debt                                             (593)        (1,532)
                                                                           ------------   ------------
        Net cash used in financing activities                                (17,593)       (33,817)
                                                                           ------------   ------------

        Net decrease in cash and cash equivalents                            (18,033)          (897)

CASH AND CASH EQUIVALENTS:
  Balance, beginning of period                                                18,091          4,699
                                                                           ------------   ------------
  Balance, end of period                                                   $      58      $   3,802
                                                                           ------------   ------------
                                                                           ------------   ------------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid during the period                                          $  17,323      $  19,125
  Income taxes paid during the period                                            996          1,493
                                                                           ------------   ------------
                                                                           ------------   ------------

SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Property and equipment additions from capital leases                     $     362      $    -
                                                                           ------------   ------------
                                                                           ------------   ------------




        See accompanying notes to condensed consolidated financial statements.

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                      UNAUDITED


1.  INTRODUCTION -

         The condensed consolidated financial statements have been prepared by Genmar Holdings, Inc. (the "Company"), without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         Revenues and operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.  INVENTORIES -

         Inventories, which are valued at the lower of first-in first-out
    (FIFO) costs or market, consisted of the following (in thousands):

                                       September 30,   December 31,
                                          1996            1995
                                       -------------   ------------
         Raw materials                  $  39,778     $   40,006
         Work in process                   55,411         49,215
         Finished goods                    34,191         39,837
                                       -------------   ------------

                                       $  129,380     $  129,058
                                       -------------   ------------
                                       -------------   ------------

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

         At September 30, 1996, the aggregate combined net assets, net revenues, earnings and equity of the Subsidiary Guarantors were substantially equivalent to the net assets, net revenues, earnings and equity of the Company, except for certain obligations and operating, interest and other expenses pertaining to non-guarantor entities. Each of the Subsidiary Guarantors is a wholly-owned subsidiary of the Company. Management believes that separate financial statements of the Subsidiary Guarantors are inconsequential to investors and such financial statements are not included herein.


4.  CONTINGENCIES -

    Dealer Inventory Floor Plan Financing:

         The Company and its subsidiaries are parties to dealer inventory floor plan financing arrangements with certain financial institutions pursuant to which each may be required, in the event of default by a financed dealer, to repurchase products previously sold to such dealer. The Company repurchased $1.6 million and $1.9 million of such dealer inventory in the nine month periods ended September 30, 1996 and 1995, respectively. As of September 30, 1996, the Company was contingently liable under such arrangements to repurchase inventory in the aggregate maximum amount of $23.5 million.

         During 1995, the Company entered into agreements with financial institutions to transfer limited floor plan financing for certain dealers and to provide floor plan financing for certain other dealers. Pursuant to the agreements, the Company is contingently liable for repurchase of inventory and has recourse liability in the event of dealer default. As of September 30, 1996, the Company was contingently liable under these agreements for repurchase and recourse in the aggregate maximum amounts of $19.2 million and $17.2 million, respectively. The Company repurchased $0.3 million of dealer inventory but did not incur any recourse losses under these agreements during the nine months ended September 30, 1996.

         The Company generally has not provided reserves, other than immaterial reserves at certain subsidiaries, for losses and costs which may result should the Company be required to repurchase product from a defaulting dealer. Although the ultimate loss which might be incurred as a result of such contractual obligation is uncertain, the Company believes any such losses that may be incurred would not have a material effect on its consolidated operating results or financial position.

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

    Divested Businesses:

         In connection with certain previously divested businesses, the Company retained certain obligations and remains contingently liable under limited indemnities related to such matters as taxes, insurance, litigation and post retirement medical benefits. Cash expenditures for such obligations are expected to be payable over an extended period of time. Where appropriate, the Company has established reserves in response to these matters.

         The Company also incurs costs from time to time for environmental claims relating to certain previously divested businesses. The Company anticipates total environmental-related costs associated with these divested businesses to range from approximately $6 million to $10 million, which include Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), type liabilities, and which costs are likely to be incurred over the next 8 to 12 years. With respect to these potential liabilities, the Company has been identified as a potential responsible party at approximately 10 sites. Based on currently available information, the Company believes adequate reserves have been provided to cover such potential costs as of September 30, 1996.

    Letters of Credit:

         The Company and its subsidiaries have insurance for workers' compensation, health, general and auto liability losses in excess of predetermined loss limits. Provision has been made in the consolidated financial statements for estimated losses resulting from claims incurred prior to the balance sheet date, which were below the amounts of the predetermined loss limits. At September 30, 1996, the Company had outstanding letters of credit aggregating approximately $25.1 million. Approximately $17.7 million of such letters of credit secure insurance programs; the remainder principally relate to dealer floor plan financing arrangements with certain financial institutions and to liabilities retained by the Company in connection with certain divested businesses.

                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES



RESULTS OF OPERATIONS

    The following table reflects the relationship between certain income and expense items and net revenues by presenting such items as a percentage of net revenues for the three month and nine month periods ended September 30, 1996 and 1995 and shows the percentage changes in these income and expense items for the current fiscal periods from the comparable periods of the prior fiscal year:


                                                         Percentage of Net Sales                           Percentage Change
                                             ---------------------------------------------------            Between Periods
                                                Three Months Ended            Nine Months Ended      ----------------------------
                                                    September 30,                September 30,        Three Months   Nine Months
                                             ------------------------     -----------------------         Ended         Ended
                                                1996          1995          1996           1995       September 30   September 30
                                             --------      --------       --------       --------    -------------  -------------
Net Revenues                                  100.0%         100.0%         100.0%         100.0%          12.0%          10.3%

Cost of Products and Services                  87.3           89.6           86.8           87.0            9.1           10.1
                                             --------      --------       --------       --------
Gross Profit                                   12.7           10.4           13.2           13.0           36.8           11.4

Selling and Administrative
   Expenses                                    11.1           12.7           10.2           12.0           (2.1)          (6.2)
                                             --------      --------       --------       --------
Operating Profit (Loss)                         1.6           (2.3)           3.0            1.0            n/a          220.6

Interest Expense                               (3.9)          (4.6)          (3.8)          (4.5)          (5.1)          (8.3)

Investment and Other Income,
   net                                           --            3.8            0.1            3.9          (97.9)         (97.8)
                                             --------      --------       --------       --------
Income (Loss) Before Income
   Taxes                                       (2.3)          (3.1)          (0.7)           0.4           18.7           n/a

Provision For Income Taxes                     (0.1)          (0.2)          (0.2)          (0.4)         (50.0)         (58.4)
                                             --------      --------       --------       --------
Net Income (Loss)                              (2.4)%         (3.3)%         (0.9%)          0.0%          21.0%         n/a
                                             --------      --------       --------       --------
                                             --------      --------       --------       --------


    Consolidated net revenues for the nine months ended September 30, 1996 were $444.4 million, an increase of 10.3% as compared to net revenues of $403.1 million for the nine months ended September 30, 1995. This increase in net revenues was primarily a reflection of strengthened wholesale demand for the Company's fiberglass recreational powerboat products. For the nine months ended September 30, 1996, unit retail deliveries of the Company's products, as compared to the same period during 1995, were significantly improved for recreational power boat product and down for both motor yacht and fishboat product, but overall, approximately equal in total. The Company's backlog of orders at September 30, 1996 was down slightly from backlog as of September 30, 1995.

    Consolidated net revenues for the three months ended September 30, 1996 were $140.6 million, an increase of 12.0% as compared to net revenues of $125.6 million for the three months ended September 30, 1995. This increase in net revenues reflects improved wholesale demand across all of the Company's product segments, but particularly in the fishboat and fiberglass recreational powerboat segments.

                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

                                     (CONTINUED)


    Gross profit for the nine months ended September 30, 1996 was $58.6 million (13.2% of net revenues) as compared to $52.6 million (13.0% of net revenues) for the same period during 1995. This increase in gross profit as a percentage of net revenues was primarily attributable to an improvement in gross margins realized on motor yacht and recreational powerboat product sales, offset by a change in the mix of sales away from fishboat products which generally produce higher gross margins.

    Gross profit for the three months ended September 30, 1996 was $17.9 million (12.7% of net revenues) as compared to $13.1 million (10.4% of net revenues) for the same period during 1995. This increase in gross profit as a percentage of net revenues was attributable to an improvement in gross margins realized across all product segments, but particularly on recreational powerboat product sales.

    Selling and administrative expenses for the nine months ended September 30, 1996 totaled $45.5 million (10.2% of net revenues) as compared to $48.5 million (12.0% of net revenues) for the same period during 1995. The decrease in spending as a percentage of net revenues was a reflection of various cost reduction initiatives implemented throughout the Company.

    Selling and administrative expenses for the three months ended September 30, 1996, totaled $15.7 million (11.1% of net revenues) as compared to $16.0 million (12.7% of net revenues) for the same period during 1995. This spending decrease reflects the same factors discussed above.

    The Company's operating profit for the nine months ended September 30, 1996 was $13.1 million (3.0% of net revenues) as compared to operating profit of $4.1 million (1.0% of net revenues) for the same period during 1995. Operating profit for the three months ended September 30, 1996 was $2.2 million (1.6% of net revenues) as compared to an operating loss of $2.9 million for the same period during 1995. The improvement in operating profit for both periods was attributable to the factors discussed above.

    Interest expense for the nine months ended September 30, 1996 totaled $16.7 million as compared to $18.2 million for the same period during 1995. Interest expense for the three months ended September 30, 1996 totaled $5.5 million as compared to $5.7 million for the same period during 1995. In both comparisons, the reduction in interest expense resulted primarily from a decrease in borrowings outstanding between the two periods.

    Investment and other income for the nine months ended September 30, 1996 totaled $0.3 million as compared to $15.7 million for the same period during 1995. Investment and other income for the three months ended September 30, 1996 totaled $0.1 million as compared to $4.8 million for the same period during 1995. Investment and other income for the nine months ended September 30, 1996 consisted principally of interest earned on short-term investments, notes and other receivables. Investment and other income for the same period during 1995 consisted principally of gains on sales of and dividend income related to the Company's investment in shares of Amway Japan Limited, the sale of beneficial interest in a litigation trust, a gain on the settlement of a foreign currency hedge and interest earned on short-term investments, notes and other receivables.

                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

                                     (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1996, capacity under the Company's bank credit facility, as amended and restated ("Credit Facility"), totaled $60.0 million, consisting of a $29.2 million revolving credit facility and a $30.8 million letter of credit facility. At September 30, 1996, the Company had $36.4 million outstanding under the Credit Facility, with $18.0 million of availability under the revolving credit facility.

    The Credit Facility, as amended and restated, and the indenture (the "Indenture") governing the Company's 13-1/2% Series A Senior Subordinated Notes Due 2001 (the "Notes") contain restrictive covenants which, among other matters, limit the ability of the Company to incur other indebtedness, engage in transactions with affiliates, incur liens, make certain restricted payments, and enter into certain business combination and asset sale transactions. The Credit Facility also requires the Company to satisfy certain financial tests and ratios and restricts capital expenditures. In addition, the Credit Facility contains provisions which may require accelerated repayment of the Credit Facility and/or limit the Company's access to the facility upon the incurrence of specific obligations or significant changes in the financial condition, business, properties, prospects or operations of the Company. As of September 30, 1996, the Company was in compliance with all the financial covenants under the Indenture and the Credit Facility.

    At September 30, 1996, the Company had $60.7 million of working capital, a decrease of $14.5 million from December 31, 1995. This reduction in working capital for the nine months ended September 30, 1996 contributed to the Company's ability to fund net repayments totaling $17.0 million under the revolving credit facility. Net cash used in operating activities for the nine months ended September 30, 1996 totaled $2.4 million, as compared to net cash used of $15.4 million for the same period during 1995. The net cash use for the nine months ended September 30, 1996 was comprised of a $7.2 million use resulting from changes in working capital items, payments of noncurrent liabilities and other items, offset by $4.8 million provided by operations, net of non-cash charges.

    Capital expenditures of the Company for the nine months ended September 30, 1996 totaled $2.3 million. Proceeds from sales of property and equipment for the same period during 1996 totaled $4.2 million. Included in this total were proceeds of approximately $3.8 million from the sale of certain land, buildings and equipment formerly used to operate the Company's retail marine dealership located near Minneapolis, Minnesota. No gain or loss was recognized in connection with this sale.

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

         (1) Amendment, dated as of August 15, 1996, to the Amended and Restated Credit Agreement, dated as of December 30, 1995 among the Company, the Lenders named therein and The Bank of New York, as Agent (the "Credit Agreement").

    (b)  No Form 8-K's were filed during the quarter ended September 30, 1996.

                                      SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GENMAR HOLDINGS, INC.



Date:   November 13, 1996              /s/ ROGER R. CLOUTIER, II
                                       ----------------------------
                                       Roger R. Cloutier, II
                                       Executive Vice President
                                       and Chief Financial Officer

                         AMENDMENT NO. 1 TO CREDIT AGREEMENT





    AMENDMENT NO. 1, dated as of August 15, 1996, (this "Amendment"), to the AMENDED AND RESTATED CREDIT AGREEMENT, dated as of December 30, 1995 (as amended or otherwise modified from time to time, the "Credit Agreement," the terms defined therein and not otherwise defined herein being used herein as therein defined), among Genmar Holdings, Inc., a Delaware corporation (the "Borrower"), the financial institutions party thereto (the "Lenders") and The Bank of New York as agent for the Lenders (the "Agent").

    WHEREAS, the Borrower has requested that the Lenders agree to modify the minimum amount of Consolidated Cumulative Cash Flow for the period ending July 31, 1996;

    WHEREAS, the Lenders are willing to modify such minimum amount of Consolidated Cumulative Cash Flow for the period ending July 31, 1996, on the terms and subject to the conditions set forth herein;

    NOW, THEREFORE, in consideration of the premises, the parties hereto hereby agree as follows:

    SECTION 1. AMENDMENT TO THE CREDIT AGREEMENT. Section 7.1(c)(i) of the Credit Agreement is amended by replacing the amount "12,225,000" appearing opposite the month July, 1996 in the table therein with the amount "11,000,000" therefor.

    SECTION 2. CONDITIONS TO EFFECTIVENESS OF AMENDMENT. This Amendment shall become effective upon the execution and delivery hereof by the Borrower and the Required Lenders.

    SECTION 3. MODIFICATION OF CREDIT AGREEMENT. Except as expressly modified by this Amendment, all of the terms and provisions of the Credit Agreement are reaffirmed and shall remain in full force and effect.

    SECTION 4. GOVERNING LAW; TERMS THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

    SECTION 5. COUNTERPARTS. This Amendment may be executed in any number of counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

    IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered by their duly authorized officers as of the date first above written.