Form 10-K
period 1996-12-31
GENMAR HOLDINGS INC
filed 1997-03-21
CIK 823619

                           --------------------------------
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20569
                                   ----------------

                                      FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996      COMMISSION FILE NUMBER 33-82650

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

Registrant's telephone number, including area code: (612) 339-7900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past ninety days: Yes X No
                                           -----   -----

    State the aggregate market value of the voting stock held by non-affiliates of the Registrant: The aggregate market value of the Common Stock of Genmar Holdings, Inc. held on March 20, 1997 by persons other than officers, directors, and other persons considered by management to be affiliates of the Company is zero.

    Indicate the number of shares outstanding of each class of the Registrant's Common Stock as of the latest practicable date: On March 20, 1997, there were 1,779,415 shares of Common Stock, $.01 par value, of Genmar Holdings, Inc. outstanding.

    Documents incorporated by reference: None


--------------------------------------------------------------------------------
                                GENMAR HOLDINGS, INC.
                                      FORM 10-K

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES

                                      FORM 10-K

                         FOR THE YEAR ENDED DECEMBER 31, 1996


                                        PART I



ITEM 1.  BUSINESS.

DEVELOPMENT OF BUSINESS

    Genmar Holdings, Inc., a Delaware corporation (the "Company"), through its subsidiaries, operates within a single industry segment, the manufacture and marketing of motorized pleasure boats. The Company was organized in March 1994 to combine the operations of Minstar, Inc. ("Minstar") and Miramar Marine Corporation ("Miramar"), each of which had been under the control of investor groups led by Irwin L. Jacobs, as part of a strategic and comprehensive financial restructuring aimed at combining their resources under a single centralized and integrated corporate structure (the "Restructuring"). References herein to the "Company" mean the Company and its subsidiaries, unless the context otherwise requires. References to activities of, and financial information with respect to, the Company prior to its formation are to the corresponding activities of Minstar and Miramar and their respective subsidiaries, unless the context otherwise requires.

    Minstar was incorporated in Minnesota in 1962 and was subsequently reincorporated in Delaware in September 1985. Minstar expanded its businesses through several major acquisitions during 1983 through 1985, including the acquisition of AMF Incorporated ("AMF") in 1985. Subsequently, Minstar disposed of all of the business operations originally obtained in these acquisitions other than those engaged in the manufacture and sale of motorized pleasure boats. In November 1988, Minstar was acquired in a leveraged buyout transaction by IJ Holdings Corp. ("IJ Holdings"), which was owned by an investor group led by Irwin L. Jacobs. Since 1988, Minstar's operations have consisted primarily of its wholly-owned boat manufacturing subsidiary, Genmar Industries, Inc. ("Genmar Industries"), a principal operating subsidiary of the Company. In December 1994, Minstar was merged into IJ Holdings and IJ Holdings changed its name to Minstar, Inc.

    Miramar was incorporated in Texas in 1985 and was reincorporated in Delaware in 1991. Miramar was formed to acquire Carver Boat Corporation ("Carver"), which originally began operations in 1954 as a small, closely-held boat manufacturer. In July 1987, Miramar acquired Wood Manufacturing Company, Inc. ("Wood"), which manufactures the RANGER line of fishing boats, and which had been founded in 1968 by two prominent figures in the tournament bass fishing industry. Miramar was acquired in 1991 by Jacobs Management Corporation ("JMC"), a corporation affiliated with Irwin L. Jacobs. In December 1994, Miramar was merged into Carver and Wood became a wholly-owned subsidiary of Carver.

PRODUCTS

    The Company is a leading manufacturer of motorized pleasure boats. The Company markets a complete product line of luxury yachts, recreational powerboats and fishing boats through a network of more than 1,000 independent authorized dealers. Based on industry and Company information, management believes the Company is one of the largest domestic manufacturers in the industry. The

Company markets its boats under such well-established trade names as HATTERAS, CARVER, TROJAN, WELLCRAFT, LARSON, GLASTRON, EXCEL, RANGER, LUND, CRESTLINER, AQUASPORT and CAJUN. The Company's principal operating subsidiaries are Genmar Industries and Carver.

    The following table provides a brief description of the Company's products by category, including product line and trade name, number of models manufactured, overall length, retail price range, and description of boats manufactured:

    PRODUCT LINE AND               NUMBER     OVERALL
    TRADE NAME                     OF MODELS  LENGTH         RETAIL PRICE RANGE                  DESCRIPTION
    ----------                     ---------  -------   -----------------------------    ---------------------------
LUXURY YACHTS:
  Hatteras                           39     82'-130'    $3,100,000 to     $9,200,000     Custom yachts.
                                             40'-74'       400,000 to      2,200,000     Motor and cockpit motor
                                                                                         yachts.
                                             39'-90'       375,000 to      4,200,000     Sportfishing convertibles.

  Carver                             17      25'-50'        50,000 to        500,000     Motor yachts and wide-beam
                                                                                         cruisers.
  Trojan                              3      35'-44'       150,000 to        400,000     Express yachts.

RECREATIONAL POWERBOATS:
  Wellcraft                          24      20'-45'        22,000 to        300,000     Runabouts, wide-beam sport
                                                                                         and performance cruisers, and
                                                                                         performance boats.
  Larson                             23      16'-31'         5,000 to         90,000     Runabouts and wide-beam
                                                                                         and narrow-beam cruisers.
  Glastron                           19      16'-24'         5,000 to         29,000     Runabouts and narrow-beam
                                                                                         cruisers.
  Excel                              12      17'-26'        14,000 to         47,000     Runabouts and narrow-beam
                                                                                         cruisers.

FISHING BOATS:
  Lund                               50      12'-24'         1,000 to         35,000     Premium aluminum fishing
                                                                                         boats and narrow-beam
                                                                                         cruisers.
  Ranger                             45      16'-25'        12,000 to         60,000     Fiberglass and aluminum
                                                                                         bass, multi-species and
                                                                                         saltwater fishing boats.
  Crestliner                         43      12'-24'           850 to         33,000     Aluminum fish'n ski,
                                                                                         narrow-beam cruisers, fishing
                                                                                         boats and pontoons.
  Cajun                              18      15'-23'         7,000 to         25,000     Fiberglass bass fishing, fish'n
                                                                                         ski and center console bay
                                                                                         boats.
  Wellcraft                          10      16'-33'        10,000 to        193,000     Fiberglass offshore fishing
                                                                                         boats.
  Aquasport                           9      16'-25'        10,000 to         49,000     Fiberglass offshore fishing
                                                                                         boats.

    From 12 foot aluminum fishing boats to 130 foot custom luxury yachts, the Company distinguishes itself by offering products to the luxury market, the family recreational market and the fishing boat market, as well as many smaller niche markets.

LUXURY YACHTS

    The Company's line of luxury yachts includes ocean-going luxury motor yachts, cockpit motor yachts, custom yachts, cabin cruisers and sportfishing convertibles sold under the trade names HATTERAS, CARVER and TROJAN.

    LUXURY MOTOR YACHTS AND CABIN CRUISERS. The Company's products in the luxury category of the marine market provide complete, self-contained living accommodations. Products in this market provide the affluent consumer with accommodations so complete that they may serve as a residence on water.

    HATTERAS products serve the "prestige" market of experienced boat owners seeking a "top of the line" luxury yacht. Priced at retail between $400,000 and $9,200,000 and ranging in size from 40 to 130 feet, HATTERAS yachts are marketed by yacht dealers worldwide.

    CARVER manufactures motor yachts ranging in length from 25 to 50 feet designed to appeal to both experienced boating enthusiasts and first-time buyers. CARVER yachts range from aft cabin and cockpit models to express cruisers, at retail prices ranging from $50,000 to $500,000, and are targeted to consumers who desire luxury yachts with superior accommodations and value.

    TROJAN motor yachts emphasize style and individualism and are targeted toward younger buyers in the Euro-inspired luxury express yacht market. TROJAN yachts are offered in three models, ranging from 35 to 44 feet in length, and ranging in price at retail from $150,000 to $400,000.

     SPORTFISHING CONVERTIBLES. Sportfishing convertibles (boats designed for deep-sea fishing and equipped with many of the features and accommodations of a luxury yacht) are currently sold under the HATTERAS trade name. HATTERAS sportfishing convertibles range in length from 39 to 90 feet, and in retail price from $375,000 to $4,200,000. The sportfishing convertibles have the same name recognition and reputation as HATTERAS motor yachts and are sold and marketed by yacht dealers worldwide.

RECREATIONAL POWERBOATS

    The Company's line of recreational powerboats includes runabouts, sportboats, performance boats and narrow-beam and wide-beam cruisers sold under the tradenames WELLCRAFT, LARSON, GLASTRON and EXCEL.

    RUNABOUTS, SPORTBOATS AND CRUISERS. The Company's runabouts, sportboats and narrow-beam and wide-beam cruisers are aimed at the family recreational market. From WELLCRAFT, which markets a wide range of boats, to LARSON, with its 84 year tradition of boat building experience, to the EXCEL product line, the Company believes that its runabouts, sportboats and narrow-beam and wide-beam cruisers give buyers performance and dependability at an affordable price for family fun.

    WELLCRAFT manufactures 24 models of fiberglass powerboats designed to appeal to both experienced boating enthusiasts and first-time buyers. WELLCRAFT'S wide-beam sport cruisers range in length from 28 to 36 feet and are priced at retail from approximately $65,000 to $150,000, while its sportboats and runabouts range from 20 to 26 feet in length and are priced at retail from $22,000 to $37,000. LARSON boats are offered in 23 models ranging from 16 to 31 feet in length, at retail prices ranging from $5,000 to $90,000. GLASTRON features entry-level and mid-priced runabouts and narrow-beam cruisers. GLASTRON boats are offered in 19 models ranging from 16 to 24 feet in length, and retail at prices from $5,000 to $29,000. EXCEL is a family-oriented product line built around the concept of affordability, style, quality and features. EXCEL offers complete packages which consist of a boat, motor and trailer that target the value-conscious buyer. EXCEL runabouts and narrow-beam cruisers are offered in 12 models ranging from

17 to 26 feet in length and are priced at retail from $14,000 to $47,000. The Company annually introduces several new models under the WELLCRAFT, LARSON, and GLASTRON trademarks.

    PERFORMANCE SPORTBOATS AND CRUISERS. The Company's SCARAB fiberglass performance boats, manufactured by WELLCRAFT, are market leaders in their class. SCARAB boats are targeted at the serious boating enthusiast and include models with cabins and limited live-aboard capability. SCARAB boats are used in the performance boat racing circuit and have set numerous time and speed records. Offerings in this product category range in length from 19 to 43 feet and are priced at retail from $20,000 to $243,000. The Company's line of performance cruisers are manufactured by Riveria Marine in Australia and are marketed through Wellcraft to dealers worldwide. These models are designed to appeal to customers desiring both offshore performance characteristics and full cruising amenities. Current offerings range in length from 38 to 45 feet and are priced at retail from approximately $225,000 to $300,000.

FISHING BOATS

    The Company's fishing boats include both aluminum and fiberglass inland freshwater and fiberglass offshore saltwater fishing boats sold under the brand names RANGER, LUND, CRESTLINER, WELLCRAFT, AQUASPORT and CAJUN. Products in this market are aimed at the serious fishing enthusiast and more casual fisherman seeking a high-quality product designed with the features desired and demanded by customers. RANGER, which manufactures and markets its fiberglass bass boats to those who enjoy serious bass fishing, also offers a line of aluminum bass boats and pontoons. Management believes, based on the use of RANGER boats in major national bass fishing tournaments, that the Company's RANGER boats enjoy wider use among professional bass tournament fishermen than any other brand. RANGER fishing boats range in length from 16 to 25 feet and are priced at retail from $12,000 to $60,000.

    LUND has manufactured aluminum fishing boats since 1948. Lund's product offerings include premium quality fishing boats ranging from basic utility models to tournament fishing models, and narrow beam fishing cruisers. LUND offers 50 models ranging from 12 to 24 feet in length, at retail prices ranging from $1,000 to $35,000.

    CRESTLINER offers aluminum boats in 43 models ranging from 12 to 24 feet in length. CRESTLINER boats are priced at retail from $850 to $33,000. CAJUN offers a wide range of fiberglass bass and fish 'n ski boats targeted to users ranging from the first time fisherman to the professional bass fisherman. CAJUN boats are available in 18 models ranging from 15 to 23 feet in length, at retail prices ranging from $7,000 to $25,000. AQUASPORT boats are offered in 9 models ranging in length from 16 to 25 feet, at retail prices ranging from $10,000 to $49,000. WELLCRAFT fishing boats are available in 10 models ranging from 16 to 33 feet in length, at retail prices ranging from $10,000 to $193,000.

MARKETING AND SALES

    The Company's products are sold primarily in the United States (approximately 92% of 1996 net revenues). The Company also manufactures certain LUND products and distributes LARSON, GLASTRON, WELLCRAFT, EXCEL and LUND boats in Canada through Genmar Boats Canada, Inc., an indirect wholly-owned subsidiary of the Company.

    The Company's products are generally marketed worldwide through independent dealer networks. Independent dealers are primarily responsible for marketing motorized pleasure boats to the retail consumer. The Company augments its dealers' marketing efforts, among other methods, by advertising in international, national and regional boating and other recreation magazines, by furnishing promotional assistance at international, national or regional boat shows, by participating in special promotional programs with other producers of consumer goods and certain retailers and by providing

Company-sponsored retail finance and other programs designed to assist its dealers in selling and marketing Company products.

    The Company's sales are made through more than 1,000 independent, authorized dealers. Many of these dealers carry the products of only one or two of the Company's operating units and most are not exclusive to the Company. Although the Company has long-standing relationships with many of its dealers, dealer agreements generally are for a term of one year. No single dealer accounted for more than 10% of the Company's net revenues in 1996.

    The Company sponsors various programs to provide its dealers with marketing and financial assistance and to encourage them to offer broader lines of the Company's products. In addition, the Company's dealer incentive programs encourage dealers to purchase inventory during the off-season, which helps minimize seasonal fluctuations in the Company's manufacturing operations. The Company has continued its dealer assistance and other marketing programs in an effort to strengthen its dealer base, increase market penetration and facilitate dealers in obtaining wholesale and retail financing.

    The Company offers various credit terms, including, through third party lending sources, floor plan financing to qualified dealers who buy the Company's products. In most cases, boats are sold to dealers under third-party floor plan financing arrangements or cash on delivery. Foreign sales are financed primarily under letter of credit terms. In a typical floor plan financing arrangement, an institutional lender agrees to provide to a dealer a line of credit in a specified amount for the purchase of inventory which secures such credit. The Company, in turn, agrees to indemnify the lender against loss up to a specified aggregate amount arising from defaults by dealers financed by such lender. Such indemnification is generally made through limited recourse liability and the repurchase by the Company of boats which have been repossessed by the lender. For the year ended December 31, 1996, approximately $343 million of the Company's net revenues were financed through such floor plan financing arrangements. During 1996, 1995 and 1994 approximately $3.2 million,
$1.9 million and $.8 million of dealer inventory was repurchased by the Company from floor plan lenders, respectively. The Company incurred recourse losses totaling $.4 million under these arrangements during 1996, with no recourse losses incurred during 1995 and 1994. As of December 31, 1996, subsidiaries of the Company were contingently liable to repurchase inventory in the aggregate maximum amount of $41.8 million, and had contingent recourse liability in the aggregate maximum amount of $18.4 million.

    Each of the Company's operating units holds an annual dealer meeting, at which the operating unit promotes its line for the new model year (which commences on July 1st) and offers special programs to give dealers an incentive to order boats for delivery during certain off-season months of the fall and winter. These programs facilitate earlier movement of the Company's inventory into distribution and enable each operating unit to manufacture at a relatively constant rate throughout the year, thereby reducing the impact of seasonal factors on the Company's operations. All operating units have ongoing programs aimed at maintaining inventories at the lowest possible levels. Sales are made to dealers by the Company's own sales personnel and by independent manufacturers' representatives.

INVENTORY AND BACKLOG

    Although the Company encourages dealers to place orders for products on a consistent and continuous basis throughout the year, thereby eliminating the Company's need to maintain a large stock of products in inventory, each operating unit's backlog of dealer orders generally peaks shortly after its annual dealer meeting and is at its lowest levels at calendar year-end and shortly before the annual dealer meeting.

    With certain exceptions, the Company generally avoids producing boats for its inventory. As of March 1997, the Company's backlog of orders, net of estimated cancellations, was approximately $150 million, a decrease of approximately 16% from the same measurement date one year ago, with the decrease principally attributable to a decreased custom yacht order backlog. Approximately $15 million of the March 1997 backlog is for shipments scheduled in 1998 or later, while approximately $37 million of the March 1996 backlog was for shipments scheduled in 1997 or later. Dealer orders are subject to cancellation at any time prior to shipment.


MANUFACTURING OPERATIONS

    The Company's motorized pleasure boats are manufactured at 11 principal locations in Arkansas, Florida, Louisiana, Minnesota, North Carolina, Wisconsin and Manitoba, Canada. The Company continues to focus on increasing operating efficiency and improving product quality by consolidating and redeploying its manufacturing capacity and by utilizing new and improved manufacturing techniques. Over the past several years, the Company has taken steps to close certain inefficient facilities and realign and consolidate its remaining plants to minimize manufacturing and transportation costs. The Company has sought to gain further cost-savings through economies of scale by gearing certain of its plants to manufacture boat models under several different trade names. The Company's use of automation in manufacturing certain of its boats has also increased in recent years.

    The Company does not manufacture the engines installed in its boats. The engines installed in the Company's boats are generally specified by dealers at the time of ordering, usually on the basis of anticipated retail customer preference. The Company has entered into agreements with Mercury Marine ("Mercury Marine"), a division of Brunswick Corp. ("Brunswick"), and Volvo North America Corporation ("Volvo"), respectively, whereby the Company has agreed to purchase inboard and inboard/outdrive engines from Mercury Marine and Volvo. If the Company fails to purchase certain unit volumes as specified in the agreements with Mercury Marine and Volvo, loss of certain purchase discounts and/or penalties may result. Based on the Company's past experiences and current purchases of engines, management believes that any loss of purchase discounts and/or penalties will not have a material effect on the Company's operations. The agreements with Mercury Marine and Volvo expire on June 30, 1997 and
August 31, 1999, respectively, unless terminated earlier for specific cause. The Company also has an agreement with Mercury Marine for the purchase of outboard engines. The agreement, which will expire on December 31, 2002, contains minimum annual purchase requirements in order for the Company to earn certain discounts and/or receive certain rebates. As of December 31, 1996, the Company has received $2.0 million, as an advance discount against future outboard engine purchases which is subject to refund if certain minimum purchases are not obtained. The Company also has an agreement with Outboard Marine Corporation ("OMC") to pre-rig certain of its products for outboard engines sold by OMC to the Company's dealers. The Company receives a fee from OMC based on the volume of pre-rigged products sold to the Company's dealers, subject to penalties if certain minimum annual purchase requirements are not achieved.

    Although inboard, inboard/outdrive and outboard engines of comparable quality and cost are available from other manufacturers, should there be a sudden interruption in the supply of engines from the Company's principal suppliers (due to any reason, including a protracted strike or other event affecting production at a supplier's manufacturing facility), the Company might not be able to obtain engines from other suppliers in sufficient quantities to meet its near-term production schedules.

COMPETITION

    Competition within the motorized pleasure boat manufacturing industry is intense, with several hundred manufacturers operating at the national and regional levels. The nationally recognized domestic manufacturers competing with the Company include, among others, Brunswick (through its U.S. Marine, Boston Whaler and Sea Ray operations), and OMC (through its Chris Craft, Four Winns and Stratos operations). Both Brunswick and OMC, which have greater financial and other resources available than those available to the Company, are vertically integrated, manufacturing engines as well as boats. Manufacturers also compete directly with the used boat market and indirectly with other competing recreational products and activities.

    The Company trademarks of HATTERAS, CARVER, TROJAN, WELLCRAFT, EXCEL, LARSON, GLASTRON, RANGER, LUND, CRESTLINER and AQUASPORT are well-established and enjoy international, national and regional recognition. The Company believes its HATTERAS product line is the market leader in the over 50-foot luxury yacht segment and that its LUND and RANGER fishing boats are unparalleled in their reputation and brand loyalty among serious fishing enthusiasts in their markets. The Company's boats compete with those of other manufacturers primarily on the basis of their reputation for performance, durability and stability, as well as their styling and price. Pricing of boats at retail is determined solely by the dealer.

PATENTS AND TRADEMARKS

    Generally, patents are not significant in the motorized pleasure boat industry. Trademarks and tradenames do carry importance, and are generally associated with the name of a particular company or product. The HATTERAS, CARVER, TROJAN, WELLCRAFT, EXCEL, LARSON, GLASTRON, RANGER, LUND, CRESTLINER and AQUASPORT trademarks, among others, are owned by the Company and most of the Company's principal trademarks are registered with the U.S. Patent Office. Other registered trademarks, such as SCARAB, together with certain styling features associated with them, are licensed exclusively to the Company. The Company also is a licensee of certain hull designs developed and/or patented by others.

REGULATION AND ENVIRONMENTAL

    The Company's operations are subject to numerous federal, state and local laws and regulations relative to the safety and protection of the environment. Certain materials used in boat manufacturing which are toxic, flammable, corrosive or reactive are classified by federal and state governments as "hazardous materials." Control of these substances is regulated by the Environmental Protection Agency ("EPA") and state environmental protection agencies. These government agencies require reports and inspect facilities to monitor compliance. In addition, under the Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), any generator of hazardous waste sent to a hazardous waste disposal site is potentially responsible for the clean-up, remediation and response costs required for such site in the event the site is not properly operated or closed by the owner or operator, irrespective of the amount of hazardous waste which the generator sent to the site.

    Although the Company believes that it is in substantial compliance with all existing environmental laws and regulations, the Company has, with respect to its Wellcraft facility in Florida, been assessed certain penalties for alleged environmental law violations and has agreed to conduct certain remedial action. In 1995, the Company signed a final consent order with the Florida Department of Environmental Protection to settle all outstanding issues with respect to an acetone leak at its plant in Sarasota, Florida, and recorded additional provisions of $2.2 million to cover the estimated cost of remediation activities required at this site. Based on available information, the Company believes reserves as of December 31, 1996 are adequate to cover such estimated costs.

    Historically, the Company's facilities have used underground storage tanks ("USTs") for storage of certain materials associated with the Company's operations, including petroleum, acetone, and resins. The Company is currently in the process of removing the remaining USTs on its properties. As in the past, in the course of removing such USTs, contamination of soils and groundwater may be discovered, in which case environmental laws generally would require a contamination assessment and the implementation of a cleanup plan. The costs associated with any such necessary remedial action could be significant, but are not expected to be significant because the Company has no evidence that there have been material releases from the USTs. In addition, many of the states in which these tanks are located have state funds available to reimburse owners for the cost of remedial action associated with petroleum releases from USTs. However, until the tanks are removed in compliance with environmental laws, the Company cannot predict with any certainty the nature or extent of contamination, if any, or potential remedial costs associated therewith.

    In addition to its current regulatory obligations, the Company faces substantial risks that the practices of some of its current and divested operations may have created conditions which give rise to liability under CERCLA, and comparable state statutes. With respect to these potential liabilities, the Company has been identified as a potentially responsible party at approximately 10 active sites. In certain instances, the Company also has a duty to indemnify the current owners for environmental matters related to operations divested by AMF, including operations divested by AMF prior to its acquisition by Minstar. The Company currently anticipates total environmental-related costs associated with its divested operations to range from approximately $6.0 million to $8.0 million, which include CERCLA-type liabilities, and which costs are likely to be incurred over the next 8-10 years. In 1996 and 1995, the Company made cash payments relating to environmental matters in connection with divested operations of approximately $1.9 million and $.6 million, respectively. As of December 31, 1996, based on available information, the Company has reserves of $8.1 million to account for such potential exposure with respect to divested operations, and believes that such reserves are adequate to cover such potential costs. Nevertheless, the nature and extent of CERCLA proceedings is such that cleanup estimates, the allocated financial responsibilities of potentially responsible parties, and the degree of regulatory scrutiny may change over time, and therefore there can be no certainty that such estimates will ultimately reflect the Company's exposure with respect to such matters.

    Although capital expenditures related to compliance with environmental laws are expected to increase in the coming years, the Company does not currently anticipate that any material expenditures will be required to continue to comply with existing environmental or safety laws or regulations in connection with the Company's ongoing operations. However, future costs for compliance cannot be predicted with precision and there can be no certainty with respect to any costs the Company may be forced to incur in connection with its historical on-site or off-site waste disposal. Laws and regulations protecting the environment have become more stringent in recent years, and may in certain circumstances impose "strict liability," rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, modifications of existing regulations or the adoption of new regulations in the future, or unanticipated enforcement actions, particularly with respect to environmental standards, could require material capital expenditures or otherwise have a material adverse effect on the Company's operations.

    Motorized pleasure boats must be certified by the manufacturer as meeting United States Coast Guard specifications. In addition, boat safety is subject to federal regulation under the Boat Safety Act of 1971, as amended, pursuant to which boat manufacturers may be required to recall products for replacement of parts or components that have demonstrated defects affecting safety. The Company has conducted product recalls in the past to correct safety-related defects. None of the recalls has had a material adverse effect on the Company and the Company believes its recall experience has been consistent with the prevailing industry experience.

EMPLOYEES

    At February 28, 1997, the Company had approximately 4,900 employees, approximately 130 of whom were subject to a collective bargaining agreement. Approximately 4,200 of these employees were engaged in the manufacturing operations. The Company considers its employee relations to be satisfactory. The Company does not conduct significant manufacturing operations outside the United States.

ITEM 2.  PROPERTIES

    The Company's boat manufacturing facilities, together with associated boat storage and office space, aggregate approximately 3.8 million square feet, substantially all of which are owned by the Company. The following table summarizes these manufacturing facilities:

             PLANT/LOCATION               PRODUCT LINES MANUFACTURED
             --------------               --------------------------
    New Bern, North Carolina       HATTERAS motor and cockpit motor yachts,
                                   sportfishing convertibles over 55 feet
                                   and custom yachts.

    High Point, North Carolina     HATTERAS motor and cockpit motor yachts,
                                   sportfishing convertibles under 55 feet
                                   and certain TROJAN express yachts.

    Pulaski, Wisconsin             CARVER yachts, certain TROJAN express
                                   yachts and certain LARSON wide-beam cruisers.

    Sarasota, Florida WELLCRAFT    larger runabouts, offshore fishing
                                   boats, performance boats, narrow and
                                   wide-beam cruisers, AQUASPORT offshore
                                   fishing boats and EXCEL cruisers.

    Avon Park, Florida             WELLCRAFT and EXCEL runabouts and WELLCRAFT
                                   and AQUASPORT offshore fishing boats.

    Little Falls, Minnesota        LARSON runabouts and narrow beam cruisers,
                                   GLASTRON runabouts and narrow-beam cruisers.

    Flippin, Arkansas              RANGER bass boats and fishing boats.

    New York Mills, Minnesota      LUND aluminum fishing boats and
                                   narrow-beam cruisers.

    Little Falls, Minnesota        CRESTLINER aluminum fishing boats,
                                   narrow-beam cruisers and pontoons, RANGER aluminum bass boats and RANGER pontoons.

    Winnsboro, Louisiana           CAJUN bass boats, bay boats and
                                   fish 'n ski boats.

    Steinbach, Manitoba (Canada)   Certain LUND and CRESTLINER aluminum
                                   fishing boats.

    The Company believes that its properties are well maintained and are in good operating condition. Generally, its plants are of reasonably modern, single-story construction providing for efficient manufacturing and distribution operations. The properties are deemed to be suitable and of adequate capacity to serve the Company's near term needs.

    Subsequent to year-end, the Company completed negotiations on an agreement, subject to certain contingencies, for the sale of two production facilities located in Rocky Point, North Carolina, which have been inactive and held for sale since 1991.


ITEM 3.  LEGAL PROCEEDINGS

    The Company and its subsidiaries are parties to legal proceedings, including product liability claims, that are considered to be either ordinary, routine litigation incidental to their business or not material to the Company's consolidated financial position or results of operations. For a discussion of administrative proceedings involving environmental laws and regulations, see the section titled "Regulation and Environmental" in Item 1.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matter to a vote of its security holders during the fourth quarter of the fiscal year covered by this Annual Report.



                                       PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

    The Company's common stock is not publicly traded and no cash or stock dividends have been declared or paid. The Company's current credit agreement, pursuant to which The Bank of New York acts as agent, and the indenture governing the Company's 13.5% Subordinated Notes (the "Indenture"), restrict the payment of dividends by the Company. Any future payment of dividends will depend on applicable contractual restrictions, as well as the financial condition, capital requirements and earnings of the Company and other factors that the Company's Board of Directors may deem relevant. As of March 20, 1997, 1,779,415 shares of Company Common Stock were outstanding and held by 28 record holders.

ITEM 6.  SELECTED FINANCIAL DATA
         (Dollars in Thousands)

    The Company was formed through the merger and capital restructuring involving Minstar and Miramar, all entities under the common control of Irwin L. Jacobs and his affiliates, and has been accounted for essentially as a pooling of interests and accordingly, the following selected historical financial data includes the Statements of Operations Data and Balance Sheets Data of Minstar and Miramar for all periods presented. The selected historical consolidated financial data presented below under the captions "Statements of Operations Data" and "Balance Sheets Data at Year End" for all years presented have been derived from the audited consolidated financial statements of the Company.

                                                                Year Ended December 31,
                                     --------------------------------------------------------------------------
                                          1996           1995             1994          1993           1992
                                          ----           ----             ----          ----           ----
STATEMENTS OF OPERATIONS DATA:
  Net revenues                         $  618,056       $548,559       $499,435       $408,822       $346,505
  Cost of products and services           530,200        479,617        426,014        356,806        307,408
  Selling and administrative expenses      64,653         66,171         58,829         53,361         54,821
  Provision for restructuring of
    operations                                 --             --             --         10,900             --
                                       ----------     ----------     ----------     ----------     ----------

  Operating profit (loss)                  23,203          2,771         14,592        (12,245)       (15,724)

  Interest expense                        (22,190)       (23,862)       (22,674)       (21,449)       (22,311)
  Investment and other
    income (loss), net (1)                    122         15,477         (8,834)         1,445          3,926
                                       ----------     ----------     ----------     ----------     ----------

  Income (loss) before income taxes and
    extraordinary item                      1,135         (5,614)       (16,916)       (32,249)       (34,109)
    Provision for income taxes               (860)        (2,090)        (1,040)        (2,949)        (1,749)
                                       ----------     ----------     ----------     ----------     ----------

  Income (loss) before extraordinary item     275         (7,704)       (17,956)       (35,198)       (35,858)

  Extraordinary loss on extinguishment
    of debt (2)                                --             --         (6,624)            --             --
                                       ----------     ----------     ----------     ----------     ----------

  Net income (loss) (3)                    $  275      $  (7,704)    $  (24,580)    $  (35,198)    $  (35,858)
                                       ==========     ==========     ==========     ==========     ==========

BALANCE SHEETS DATA AT YEAR END:
  Working capital                       $  48,418      $  75,267      $  73,568      $  38,431      $  51,423
  Total assets                            271,203        306,678        345,572        257,693        256,463
  Long-term debt, net of current
    maturities                            124,552        151,445        164,161        174,255        211,429
  Stockholders' equity (deficit)            6,869          6,618         14,232        (65,078)       (77,269)
                                       ==========     ==========     ==========     ==========     ==========


(1) Investment and other income (loss), net in 1995, included $11.2 million of gains recognized on sales and dividend income related to Amway Japan Limited Shares ("Amway Shares") and a $2.9 million gain on the sale of beneficial interest in a litigation trust. Included in 1994 were $2.4 million of realized losses on sales of Amway Shares and a $20.2 million loss to adjust the carrying value of Amway Shares to fair value, offset in part by the gain recognized in connection with the $13 million Brunswick litigation settlement, net of related legal fees and expenses.

(2) In July 1994, the Company issued $100 million aggregate principal amount of 13 1/2% Senior Subordinated Notes due 2001 (the "Notes") and concurrently arranged an $85 million bank credit facility (the "Credit Facility"). The net proceeds to the Company from the issuance of the Notes and from borrowings under the Credit Facility (aggregating approximately $147.5 million) were utilized to extinguish Minstar's then outstanding bank credit facility and the Minstar Variable Rate Subordinated Debentures due 2000. In connection with such extinguishment, the Company realized an extraordinary loss on extinguishment of debt of approximately $6.6 million.

(3) During the year ended December 31, 1996, the Company retroactively changed its method of recognizing revenue and costs for long-term construction contracts from the completed contract method to the percentage of completion method. The new method of accounting for long-term contracts was adopted to more accurately reflect periodic recognition of income and costs on certain custom yachts sold directly to consumers under contract. Such contracts normally include significant progress payments and the final completion of the yacht typically is subject to a variety of customer enhancement requests. The effect of this change on net revenues and the net loss as previously reported for 1995 and prior years is as follows:

                                          1995           1994           1993           1992
                                          ----           ----           ----           ----

    Net loss as previously reported     $(9,059)      $(21,858)      $(36,565)      $(35,858)

    Adjustment for effect of change
    in accounting principle applied
    retroactively                         1,355         (2,722)         1,367             --
                                         ------        -------        -------        -------

Net loss as adjusted                    $(7,704)      $(24,580)      $(35,198)      $(35,858)
                                        =======       ========       ========       ========


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND
         LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW -

    The Company, through its subsidiaries, operates within a single industry segment, the manufacture and marketing of motorized pleasure boats.

RESULTS OF OPERATIONS OF THE COMPANY

    The following table illustrates the impact of certain income and expense items on net revenues by presenting such items as a percentage of net revenue for the years ended December 31, 1996, 1995 and 1994 and shows the percentage changes in those income and expense items from the prior fiscal year:

                                           Percentage of Net Sales                   Percentage Change
                                           Year Ended December 31,                    Between Years
                                  -----------------------------------------    ---------------------------

                                     1996            1995           1994          '96-'95       '95-'94
                                  ----------     ----------      ----------    -----------     -----------
Net revenues                        100.0%         100.0%         100.0%          12.7%           9.8%

Cost of products and services        85.8%          87.4%          85.3%          10.5%          12.6%
                                  -----------------------------------------    ---------------------------

Gross profit                         14.2%          12.6%          14.7%          27.4%          (6.1%)

Selling and administrative
  expenses                           10.4%          12.1%          11.8%          (2.3%)         12.5%
                                  -----------------------------------------    ---------------------------

Operating profit (loss)               3.8%            .5%           2.9%         737.4%         (81.0%)

Interest expense                     (3.6%)         (4.3%)         (4.5%)         (7.0%)          5.2%

Investment and other income
  (loss), net                          .0%           2.8%          (1.8%)        (99.2%)            --
                                  -----------------------------------------    ---------------------------

Loss before income
  taxes and extraordinary item         .2%          (1.0%)         (3.4%)            --         (66.8%)

Provision for income taxes            (.2%)          (.4%)          (.2%)        (58.9%)        101.0%
                                  -----------------------------------------   ----------------------------

Net loss before
  extraordinary item                   .0%          (1.4%)         (3.6%)            --          57.1%

Extraordinary item                     .0%            .0%          (1.3%)            --        (100.0%)
                                  -----------------------------------------   ----------------------------
Net loss                               .0%          (1.4%)         (4.9%)            --          68.7%
                                  =========================================   ============================


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Consolidated net revenues for the year ended December 31, 1996 were $618.1 million, an increase of 12.7% from the Company's net revenues for the year ended December 31, 1995. This increase in net revenues reflected growth in each product segment, particularly the recreational power and motor yacht segments. Overall unit shipments increased approximately 3% in 1996 over 1995 levels. Domestic sales in 1996 increased approximately 12% as compared to 1995, while foreign sales increased approximately

21%. The Company's backlog of orders at December 31, 1996 was down approximately 5% from backlog at December 31, 1995, primarily due to a reduction in backlog for large custom yachts.

    Gross profit for 1996 was $87.9 million (14.2% of net revenues) as compared to $68.9 million (12.6% of net revenues) for 1995. This increase in gross profit was attributable to margin improvements achieved across all product segments, particularly the recreational power and motor yacht segments. These margin improvements resulted primarily from increased volume, improved manufacturing efficiencies and reductions in overhead spending and other manufacturing costs as a percentage of net revenues. During 1995, the Company provided for additional reserves of $2.2 million for remediation activities related to certain EPA matters. This charge was reflected as a component of cost of products and services during 1995.

    Selling and administrative expenses for 1996 totaled $64.7 million (10.4% of net revenues) as compared to $66.2 million (12.1% of net revenues) for 1995. The decrease in selling and administrative expenses resulted primarily from expense reduction initiatives implemented throughout the Company in these areas during 1996. Spending in the coordination of corporate-wide marketing programs, including the Company's SAM's Club Boat Buying Program, decreased substantially during 1996, as 1995 results reflected various start-up costs related to these programs. Selling and administrative expenses for 1995 also reflected the favorable impact of a $2.2 million excess restructuring reserve reversal, offset by a $1.2 million provision for the shutdown and sale of the Company's retail boat dealership and marina operation.

    The Company's operating profit for 1996 was $23.2 million (3.8% of net revenues) as compared to operating profit of $2.8 million (.5% of net revenues) for 1995. The improvement in operating profit was the result of the factors discussed above.

    Interest expense for 1996 totaled $22.2 million as compared to $23.9 million for 1995. The reduction in interest expense was principally the result of a reduction in borrowings outstanding under the Company's Credit Facility.

    Investment and other income for 1996 totaled $.1 million as compared to $15.5 million for 1995. Investment and other income for 1996 consisted principally of interest earned on short-term investments, notes and other receivables. Investment and other income for 1995 consisted principally of gains on sales of and dividend income related to the Company's investment in Amway Shares ($11.2 million), a gain on the sale of beneficial interest in a litigation trust ($2.9 million), and interest earned on short-term investments, notes and other receivables.

    The provision for income taxes for 1996 consisted primarily of state and foreign income taxes.


YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    Consolidated net revenues for the year ended December 31, 1995 were $548.6 million, an increase of 9.8% from the Company's net revenues for the year ended December 31, 1994. This increase in net revenues reflected the continuing improvement in the domestic market, as domestic sales in 1995 increased approximately 14% as compared to 1994. Foreign sales in 1995 decreased approximately 13% as compared to 1994. This decrease was attributable to the continued weakness in the international marketplace, particularly in the European and Japanese markets. Acceptance of new model offerings and redesigns of existing models have resulted in an improvement in the Company's backlog of orders, especially relating to its mid-size cruisers, runabouts and smaller fishing boats.

    Gross profit for 1995 was $68.9 million (12.6% of net revenues) as compared to $73.4 million (14.7% of net revenues) for 1994. This decrease in gross profit was attributable to a less favorable product mix, increased materials costs resulting from increases in the costs of certain commodity raw materials and increased costs associated with accelerated levels of new model design and tooling. During 1995, the Company provided for additional reserves of $2.2 million for remediation activities related to certain EPA matters. This charge was reflected as a component of cost of products and services during 1995.

    Selling and administrative expenses for 1995 totaled $66.2 million (12.1% of net revenues) as compared to $58.8 million (11.8% of net revenues) for 1994. The increase in selling and administrative expenses was primarily due to increased sales levels and to selling and marketing expenses associated with the start up and administration of the Company's SAM's Club Boat Buying Program. Selling and administrative expenses for 1995 also included a provision of $1.2 million for the shutdown and sale of the Company's retail boat dealership and marina operation. During 1995, the Company determined that certain remaining reserves related to the charge for restructuring of operations recorded in 1993 were in excess of reserves required. Accordingly, these excess reserves of $2.2 million were reversed and were reflected as an offset to selling and administrative expenses during 1995.

    The Company's operating profit for 1995 was $2.8 million (.5% of net revenues) as compared to operating profit of $14.6 million (2.9% of net revenues) for 1994. The decline in operating profit was the result of the factors discussed above.

    Interest expense for 1995 totaled $23.9 million as compared to $22.7 million for 1994. The reduction in borrowings outstanding under the Company's Credit Facility, and the resulting reduction in related interest expense, was offset by an overall higher average interest rate on outstanding borrowings.

    Investment and other income for 1995 totaled $15.5 million as compared to a loss of $8.8 million for 1994. Investment and other income for 1995 consisted principally of gains on sales of and dividend income related to the Company's investment in Amway Shares ($11.2 million), a gain on the sale of beneficial interest in a litigation trust ($2.9 million), and interest earned on short-term investments, notes and other receivables. Investment and other income for 1994, aggregating a net loss of $8.8 million, consisted principally of noncash losses of approximately $2.4 million realized in connection with sales of certain of the Company's Amway Shares and a charge of approximately $20.2 million to write down the Company's investment in Amway Shares to fair value at December 31, 1994. Such amounts for 1994 were offset by the $13 million settlement of the Brunswick litigation net of related legal fees and expenses, dividend income earned on Amway Shares and interest earned on short-term investments, notes and other receivables.

    The provision for income taxes for 1995 consisted primarily of alternative minimum taxes associated with the sales of Amway Shares and state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1996, the Credit Facility, as amended and restated, consisted of a $29.2 million revolving credit facility and a $30.8 million facility for the issuance of standby letters of credit. At December 31, 1996, the Company had $29.2 million of availability under the revolving credit facility and outstanding letters of credit aggregating $22.2 million.

    Net cash provided by operating activities for the year ended December 31, 1996 totaled $36.1 million, as compared to net cash provided of $1.9 million for the same period during 1995. This positive cash flow contributed to the Company's ability to fund net repayments totaling $28.2 million under the revolving credit facility. The net cash provided for the year ended December 31, 1996, was comprised of $24.2 million provided by changes in operating assets and liabilities, net of payments of noncurrent liabilities and other items, combined with $11.9 million provided by operations, net of non-cash charges. At December 31, 1996, the Company had $48.4 million of working capital, a decrease of $26.9 million from working capital of $75.3 million at December 31, 1995. The net cash provided for the year ended December 31, 1995 was comprised of $7.9 million provided by changes in operating assets and liabilities, net of payments of noncurrent liabilities and other items (including $13.0 million received in connection with the Brunswick litigation settlement), offset by a cash use of $5.9 million from operations, net of non-cash charges.

    Capital expenditures of the Company for the year ended December 31, 1996 totaled $5.5 million, as compared to $13.0 million for the same period during 1995. Included in capital expenditures for 1995 was the purchase of a marina for $5.0 million, pursuant to terms of a contractual arrangement entered into at the time of the Restructuring. Proceeds from sales of property and equipment for the year ended December 31, 1996 totaled $4.0 million, and included proceeds of $3.8 million related to the sale of certain land, buildings and equipment formerly used by the Company in the operation of a retail marine dealership and marina facility. No gain or loss was recognized in connection with this sale. The Company anticipates that capital expenditures over the next several years will be in the range of $8.0 to $10.0 million per year. These expenditures will principally be for the purchase of manufacturing and transportation equipment, and are expected to be funded through operations and availability under the Credit Facility.

    During 1995, the financial liquidity and capital resources of the Company were favorably impacted by proceeds approximating $58.8 million from sales of the Company's remaining Amway Shares. Pursuant to terms of the Credit Facility addressing the use of proceeds from such sales, the Company made related repayments under the Credit Facility aggregating $45.0 million. These repayments represented permanent reductions of available capacity under the Credit Facility.

    The Company, through its subsidiaries, generally follows a strategy of voluntarily complying with existing and/or new regulations and requirements regarding environmental matters prior to mandated dates of compliance. The Company is currently conducting site remediation, underground tank removal and replacement, and site investigations, where necessary. The Company has provided reserves, where appropriate, to cover estimated costs related to such regulatory compliance.

    The Company also incurs expense from time to time for environmental claims relating to its current and divested operations. In 1996 and 1995, the Company made cash payments relating to environmental matters (including environmental related costs incurred with respect to divested operations) of approximately $2.7 million and $1.6 million, respectively. The Company anticipates total environmental-related costs associated with its divested operations to range from approximately $6.0 million to $8.0 million (which include CERCLA-type liabilities), which costs are likely to be incurred over the next 8 to 10 years. With respect to these potential liabilities, the Company has been identified as a potentially responsible party at approximately 10 active sites. Based on available information, the Company has established reserves of $8.1 million at December 31, 1996 and believes such reserves are adequate to cover such potential costs.

    The Company and its subsidiaries are parties to dealer inventory floor plan financing arrangements with certain financial institutions pursuant to which each may be required, in the event of default by a financed dealer, to repurchase products previously sold to such dealer. The Company repurchased $2.0 million, $1.9 million and $.8 million of such dealer inventory in 1996, 1995 and 1994, respectively. As of December 31, 1996, the Company and certain subsidiaries were contingently liable under such arrangements to repurchase inventory in the aggregate maximum amount of $21.4 million.

    During 1994 and 1995, the Company made available to certain dealers, limited direct floor plan financing at interest rates and conditions consistent with this type of financing. Interest income on such financing was recorded as earned and appropriate reserves for doubtful accounts were recorded. During 1995, the Company entered into agreements with floor plan lenders to transfer floor plan financing for these dealers and provide floor plan financing for certain other dealers. Pursuant to the agreements, the Company is contingently liable for repurchase of inventory and has recourse liability in the event of dealer default. As of December 31, 1996, dealers subject to these agreements had $26.7 million of floor plan financing outstanding. As of December 31, 1996, the Company and certain subsidiaries were contingently liable under these agreements for repurchase and recourse in the amounts of $20.4 million and $18.4 million, respectively. During 1996, the Company repurchased dealer inventory aggregating $1.2 million and incurred recourse losses totaling $.4 million under these agreements. The Company did not repurchase any dealer inventory, or incur any recourse losses under these agreements during 1995.

    The Credit Facility, as amended and restated, and the Indenture contain restrictive covenants which, among other things, limit the ability of the Company to incur other indebtedness, engage in transactions with affiliates, incur liens, make certain restricted payments, and enter into certain business combination and asset sale transactions. The Credit Facility also requires the Company to satisfy certain financial tests and ratios and restricts capital expenditures. A failure by the Company to maintain such financial ratios or to comply with the restrictions contained in the Credit Facility, the Indenture or other agreements relating to the Company's debt could cause such indebtedness (and by reason of cross-acceleration provisions, other indebtedness) to become immediately due and payable.

    The Indenture, subject to certain limited exceptions, limits Senior Indebtedness (as defined in the Indenture) of the Company, which includes indebtedness incurred pursuant to the Credit Facility, to $58.2 million at December 31, 1996. Giving effect to the restrictions under the Indenture, a total of $36.0 million, including $29.2 million of borrowings under the revolving credit facility, were available to the Company under the Credit Facility at December 31, 1996. Effective July, 1997, the limitation on Senior Indebtedness under the Indenture increases by $15.0 million, to $73.2 million.

    The Company continues the process of evaluating and pursuing, as appropriate, the sale of various non-operating assets and certain land and facilities in order to further improve its working capital. In this regard, subsequent to December 31, 1996, the Company completed negotiations on an agreement, subject to certain contingencies, for the sale of an idle manufacturing facility located in North Carolina. Terms of the agreement call for proceeds aggregating $5.5 million to be received over a three year period. The Company continues to evaluate from a strategic viewpoint other alternatives relative to strengthening the Company's financial position including the potential further sales of non-operating assets and possible joint venture considerations.

    The Company has begun negotiations with its agent bank, The Bank of New York, for a renewed credit facility and also to increase the amount of the total credit facility to $73 million, effective with the expiration of the Company's existing credit facility in July, 1997. The Company believes that it will be able to arrange a new credit facility on terms satisfactory to the Company, although there can be no assurance that the Company will be able to obtain such refinancing.

    Subsequent to December 31, 1996, the Company entered into an option agreement (the "Option"), with a shareholder, pursuant to which the Company was granted an option to purchase up to $25 million aggregate principal amount of the Notes at par. The Option is exercisable at any time or from time to time, in whole or in part, through January 19, 1998. The Company paid $.8 million for the Option. Contingent upon future operating results and securing a new credit facility with satisfactory terms and conditions which would allow the purchase of the Notes, the Company intends to exercise the Option prior to its expiration and purchase such Notes.

    The Company requires substantial cash flow to meet its interest obligations under the Notes and fund the seasonal working capital requirements necessary for its operations. The Company's operating performance continues to be critical in meeting such cash flow requirements. As of December 31, 1996, the Company's working capital was $48.4 million, including cash and cash equivalents of $23.1 million. The Company believes that available working capital, borrowing capacity under its Credit Facility and cash flow generated from operations will provide sufficient liquidity to fund its cash operating expenses, capital expenditures and meet its interest and principal obligations until the Credit Facility and Notes become due.

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


EFFECTS OF INFLATION ON THE COMPANY

    Inflation generally affects the Company by increasing the interest expense related to floating rate indebtedness and by increasing the cost of labor and material. In recent years, the Company has experienced pricing volatility from inflation and other factors on certain raw materials the Company utilizes, particularly plywood, plastic resins, fiberglass and aluminum ("Commodities"). The price of these Commodities is generally based on global supply and demand conditions and the volume of purchases. The Company has utilized various management techniques to limit the impact of material and labor cost increases to date, however, changing economic conditions may cause demand to further increase and there can be no assurances that the Company will be able to continue to limit the impact of raw material price pressures on its future operating results.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENT

    The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), effective January 1, 1996. SFAS No. 121 had no significant impact on the Company's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
            AND SUPPLEMENTAL SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
CONSOLIDATED FINANCIAL STATEMENTS

    Report of Independent Public Accountants                                21
    Consolidated Balance Sheets as of December 31, 1996 and 1995            22
    Consolidated Statements of Operations for the years
         ended December 31, 1996, 1995 and 1994                             23
    Consolidated Statements of Stockholders' Equity for
         the years ended December 31, 1996, 1995 and 1994                   24
    Consolidated Statements of Cash Flows for the years
         ended December 31, 1996, 1995 and 1994                             25
    Notes to Consolidated Financial Statements                              27


SUPPLEMENTAL SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS

    Schedule II    Valuation and Qualifying Accounts                        39

         All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Genmar Holdings, Inc.:

    We have audited the accompanying consolidated balance sheets of Genmar Holdings, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genmar Holdings, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

    Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                      ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
February 26, 1997

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                  AS OF DECEMBER 31
                                    (IN THOUSANDS)



                                                                    1996           1995
                                                                  -----------    -----------
                                           ASSETS
Current Assets:
 Cash and cash equivalents                                       $  23,137      $  18,091
 Accounts receivable, net of allowances of $4,108 and $3,488        36,648         44,877
 Inventories                                                        97,314        119,335
 Prepaid expenses                                                    3,152          4,958
                                                                  -----------    -----------
   Total current assets                                            160,251        187,261
                                                                  -----------    -----------
Property and Equipment, at cost:
 Land                                                                9,529         11,190
 Buildings                                                          66,881         71,745
 Operating equipment                                                48,878         45,832
 Accumulated depreciation                                          (66,470)       (65,434)
                                                                  -----------    -----------
   Net property and equipment                                       58,818         63,333
Other Assets, principally deferred financing costs                   5,296          7,415
Goodwill                                                            46,838         48,669
                                                                  -----------    -----------
                                                                 $ 271,203      $ 306,678
                                                                  -----------    -----------
                                                                  -----------    -----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                  $41,766        $45,882
 Accrued liabilities                                                61,649         60,478
 Customer deposits                                                   7,565          3,953
 Accrued income taxes                                                  544            788
 Current maturities of long-term debt                                  309            893
                                                                  -----------    -----------
   Total current liabilities                                       111,833        111,994

Long-term Debt                                                     124,552        151,445
Other Noncurrent Liabilities                                        27,949         36,621
                                                                  -----------    -----------

Commitments and Contingencies (Note 7)

Stockholders' Equity:
 Common stock, $.01 par, 2,000 shares authorized;
   1,779 issued and outstanding                                         18             18
 Paid-in capital                                                   116,233        116,233
 Accumulated deficit                                              (109,111)      (109,386)
 Cumulative translation adjustment                                    (271)          (247)
                                                                  -----------    -----------
   Total stockholders' equity                                        6,869          6,618
                                                                  -----------    -----------
                                                                  $271,203       $306,678
                                                                  -----------    -----------
                                                                  -----------    -----------



             The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED DECEMBER 31
                                    (IN THOUSANDS)



                                              1996        1995         1994
                                           ---------   ---------    ---------

Net revenues                                $618,056    $548,559     $499,435

Cost of products and services                530,200     479,617      426,014
                                           ---------   ---------    ---------

     Gross profit                             87,856      68,942       73,421

Selling and administrative expenses           64,653      66,171       58,829
                                           ---------   ---------    ---------

     Operating profit                         23,203       2,771       14,592

Interest expense                             (22,190)    (23,862)     (22,674)

Investment and other income (loss), net          122      15,477       (8,834)
                                           ---------   ---------    ---------

     Income (loss) before income taxes
      and extraordinary item                   1,135      (5,614)     (16,916)

Provision for income taxes                      (860)     (2,090)      (1,040)
                                           ---------   ---------    ---------

     Income (loss) before extraordinary
      item                                       275      (7,704)     (17,956)

Extraordinary loss on extinguishment
 of debt                                          --          --       (6,624)
                                           ---------   ---------    ---------

     Net income (loss)                          $275     $(7,704)   $ (24,580)
                                           ---------   ---------    ---------
                                           ---------   ---------    ---------



             The accompanying notes to consolidated financial statements are an integral part of these statements.

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           FOR THE YEARS ENDED DECEMBER 31
                                    (IN THOUSANDS)


                                                                                                 Cumulative
                                             Common Stock            Paid-In      Accumulated    Translation
                                        Shares         Amount        Capital         Deficit     Adjustment
                                       --------       ---------    -----------    ------------- -------------
Balance, December 31, 1993             1,228            $12        $12,186       $(78,469)         $(174)

Cumulative effect on prior years of
  change in accounting (Note 2)           --             --             --          1,367             --

Net loss                                  --             --             --        (24,580)            --
Issuance of common stock in
  exchange for cash, marketable
  securities and note payable, net
  of debt assumed                        551              6        105,249             --             --
Restructuring fees and expenses           --             --           (914)            --             --
Purchase of minority interests in
  Miramar                                 --             --           (288)            --             --
Translation adjustment                    --             --             --             --           (163)
                                   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1994             1,779             18        116,233       (101,682)          (337)

  Net loss                                --             --             --         (7,704)            --
  Translation adjustment                  --             --             --             --             90
                                   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1995             1,779             18        116,233       (109,386)          (247)
                                   ------------   ------------   ------------   ------------   ------------

  Net income                              --             --             --            275             --
  Translation adjustment                  --             --             --             --            (24)
                                   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1996             1,779            $18       $116,233      $(109,111)         $(271)
                                   ------------   ------------   ------------   ------------   ------------
                                   ------------   ------------   ------------   ------------   ------------


             The accompanying notes to consolidated financial statements are an integral part of these statements.

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31
                                    (IN THOUSANDS)

                                                                          1996           1995            1994
                                                                       ----------      ----------     ----------
OPERATING ACTIVITIES:
 Net income (loss)                                                      $   275        $(7,704)      $(24,580)
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization                                        11,618         11,213          9,281
    Extraordinary loss on extinguishment of debt                             --             --          6,624
    Net (gain) loss on sale of marketable securities and write-down in
     carrying value                                                          --         (9,452)        21,915
    Litigation settlement                                                    --             --        (13,000)
    Net changes in operating assets and liabilities, per
     accompanying schedule                                               27,707         13,662        (30,391)
    Other                                                                   398             31            185
  Payment of noncurrent liabilities                                      (3,900)        (5,822)        (5,039)
                                                                       ----------     ----------     ----------
    Net cash provided by (used in) operating activities                  36,098          1,928        (35,005)
                                                                       ----------     ----------     ----------

INVESTING ACTIVITIES:
  Property and equipment additions                                       (5,511)       (12,987)        (3,879)
  Proceeds from the sale of property                                      3,966             --             --
  Proceeds from sale of marketable securities                                --         58,770         13,610
  Sales of debentures                                                        --             --          2,367
  Sales of restricted cash and investments                                   --             --         14,500
                                                                       ----------     ----------     ----------
    Net cash (used in) provided by investing activities                  (1,545)        45,783         26,598
                                                                       ----------     ----------     ----------

FINANCING ACTIVITIES:
  Proceeds from revolving credit facility                                59,000         25,000         66,000
  Repayment of revolving credit facility                                (87,231)       (56,285)        (6,484)
  Proceeds from the Notes                                                    --             --        100,000
  Repayments of other long-term debt, net                                  (916)        (2,988)          (802)
  Repayment of old credit facility                                           --             --       (107,775)
  Repayment of debentures                                                    --             --        (49,064)
  Issuance of common stock                                                   --             --          5,000
  Deferred financing costs                                                 (360)          (450)        (7,474)
  Restructuring fees and expenses                                            --             --           (914)
  Other                                                                      --            404           (147)
                                                                       ----------     ----------     ---------
     Net cash used in financing activities                              (29,507)       (34,319)        (1,660)
                                                                       ----------     ----------     ----------
     Increase (decrease) in cash and cash equivalents                     5,046         13,392        (10,067)

CASH AND CASH EQUIVALENTS:
  Balance, beginning of year                                             18,091          4,699         14,766
                                                                       ----------     ----------     ----------
  Balance, end of year                                                  $23,137        $18,091         $4,699
                                                                       ----------     ----------     ----------
                                                                       ----------     ----------     ----------


             The accompanying notes to consolidated financial statements are an integral part of these statements.

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31
                                    (IN THOUSANDS)
                                     (CONTINUED)

                                                                    1996            1995           1994
                                                                 ----------       ----------    ----------
Changes in operating assets and liabilities consist of:
  Accounts receivable                                            $   5,742      $  17,481       $(23,036)
  Inventories                                                       20,895        (24,386)       (22,529)
  Prepaid expenses and other                                         1,806         15,740           (147)
  Accounts payable, accrued liabilities and accrued income taxes    (4,348)         6,917         17,288
  Customer deposits                                                  3,612         (2,090)        (1,967)
                                                                 ----------     ----------     ----------

      Net changes                                                  $27,707        $13,662       $(30,391)
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------

Supplemental cash flow information:
  Interest paid during the year                                    $18,608        $20,666        $18,785
  Income taxes paid during the year                                  1,108          1,494            493
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------

Schedule of noncash financing and investing activities:
Common stock issued in the Restructuring in exchange for
 marketable securities and notes payable, net of debt assumed      $    --        $    --       $100,254
Property and equipment additions from capital leases                   362             --            301
Sale of property in exchange for notes receivable                       --             --          1,800
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------



             The accompanying notes to consolidated financial statements are an integral part of these statements.

1.  BACKGROUND

    Genmar Holdings, Inc. (the "Company") was organized in March 1994 to combine the operations of IJ Holdings Corp. ("IJ Holdings") including its wholly-owned subsidiary, Minstar, Inc. ("Minstar"), and Miramar Marine Corporation ("Miramar"), each of which had been under the control of investor groups led by Irwin L. Jacobs, as part of a strategic and comprehensive financial restructuring (the "Restructuring") aimed at combining their resources under a single centralized and integrated corporate structure. The merger and capital restructuring, involving IJ Holdings, Minstar and Miramar, have essentially been accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements and notes thereto include the results and balances of IJ Holdings, Minstar and Miramar for all periods presented.

    The Company operates in the recreational powerboat industry which has been subject to periodic cyclical industry downturns. The Company's ability to meet its debt service and other obligations depends on its future performance, which, in turn, is subject to general economic conditions, financial performance and business factors, including factors beyond the Company's control. If the Company is unable to generate sufficient cash flows from operations or otherwise to comply with the terms of its bank credit facility ("Credit Facility") or the indenture governing the Company's notes ("Indenture"), it may be required to refinance all or a portion of its existing debt or obtain additional financing, although there can be no assurance that the Company will be able to obtain such refinancing or additional financing.


2.  SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated.

    CHANGE IN ACCOUNTING POLICY:

    During the year ended December 31, 1996, the Company retroactively changed its method of recognizing revenue and costs for long-term construction contracts from the completed contract method to the percentage of completion method. The new method of accounting for long-term contracts was adopted to more accurately reflect periodic recognition of income and costs on certain custom yachts sold directly to consumers under contract. Such contracts normally include significant progress payments and the final completion of the yacht typically is subject to a variety of customer enhancement requests. As a result of the change, net income for the year ended December 31, 1996, was approximately
$1.1 million higher than it would have been had the change not been made. The financial statements for the years ended December 31, 1995 and 1994, have been retroactively restated for this change, which decreased the previously reported net loss by $1.4 million in 1995, increased the previously reported net loss by $2.7 million in 1994 and reduced the 1994 beginning balance of accumulated deficit by $1.4 million.

    REVENUE RECOGNITION:

    Revenue for products and services, reported net of dealer and other discounts, is generally recognized at the time of shipment or when services have
been performed.   Revenue on certain custom yachts sold directly to consumers under contract is recognized using the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts to measure the stage of completion. The cumulative effects of revisions of estimated total contract costs and revenues are recorded in the period in which the facts requiring the revision become known. When a loss is anticipated on a contract, the full amount thereof is provided currently. Change orders are reflected at estimated recoverable amounts. Trade receivables at December 31, 1996 and 1995 include revenue recognized in excess of customer progress payments received on long-term contracts of $2.1 million and $2.5 million, respectively.

    Through its dealers, the Company warrants its products under normal use and maintains warranty reserves pursuant to this policy. Components, including engines, drive units and appliances, are generally warranted by their suppliers and not the Company.

    USE OF ESTIMATES:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for such items as depreciable lives, uncollectible accounts, environmental and legal loss contingencies, self-insurance reserves and future warranty costs. As better information becomes available or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

    EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENT:

    The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), effective January 1, 1996. SFAS No. 121 had no significant impact on the Company's financial position or results of operations.

    CASH AND CASH EQUIVALENTS:

    Cash includes cash equivalents consisting principally of short-term investments in commercial paper with original maturities of three months or less and are recorded at cost, which approximates fair value.

    INVENTORIES:
    Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The Company uses the first-in, first-out cost method in determining cost for substantially all its inventories. At December 31, inventories consist of the following (in thousands):

                                            1996           1995
                                       -----------    -----------
                   Raw materials        $  34,589      $  40,006
                   Work in process         35,770         39,492
                   Finished goods          26,955         39,837
                                       -----------    -----------
                                          $97,314       $119,335
                                       -----------    -----------
                                       -----------    -----------

    PRODUCTION TOOLING:

    The costs associated with the development of molds used in the production of certain custom yachts are capitalized as operating equipment and amortized over three years using the straight-line method. The costs associated with mold maintenance and the development of all other molds and production tooling are charged to cost of products and services as incurred.

    PROPERTY AND EQUIPMENT:

    Property and equipment are stated at cost. Depreciation and amortization for financial reporting purposes are generally provided on the straight-line method over the estimated useful lives of the respective assets. Major repairs and improvements are capitalized and depreciated. Maintenance, supplies and accessories are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are removed from the related accounts; any residual balances are charged or credited to earnings.

    GOODWILL:

    Goodwill is being amortized on a straight-line basis over various periods not exceeding 40 years. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. Factors considered include, among others, deterioration of its dealer organization, adverse changes to or lack of acceptance of an individual product line, the marketplace's continuing adverse perception of a trade name, adverse changes in governmental and tax regulations, adverse and permanent changes in the competitive environment affecting a product line and continuing poor operating results deemed by management to result from other than the cyclical nature of the marine industry. When factors indicate that goodwill should be evaluated for possible impairment, the Company follows the undiscounted operating cash flows method, whereby the unamortized goodwill amount will be written down if it is significantly greater than the estimated undiscounted operating cash flows for the entity or product lines for which the goodwill is applicable. Accumulated amortization was $18.5 million and $16.6 million at December 31, 1996 and 1995, respectively.

    ACCRUED LIABILITIES:

    At December 31, accrued liabilities consist of the following (in thousands):

                                                 1996           1995
                                             ----------      ----------
              Warranty                        $ 13,407        $ 9,361
              Sales incentives                  11,105          9,121
              Payroll related                   11,493          8,263
              Interest                           6,330          7,002
              Insurance                          7,501          6,142
              Other                              8,063         14,589
                                             ----------     ----------
                                                57,899         54,478
              Accrued liabilities related
              to divested operations             3,750          6,000
                                             ----------     ----------
                                               $61,649        $60,478
                                             ----------     ----------
                                             ----------     ----------

    ENVIRONMENTAL MATTERS:

    Environmental expenditures which relate to the Company's boat manufacturing operations are charged to expense or capitalized in accordance with generally accepted accounting principles. Environmental matters that relate to conditions arising from previously divested businesses were generally recorded as liabilities prior to or at the time of divestiture and are periodically reassessed for adequacy based on current information. Liabilities relating to environmental matters are generally recorded when environmental assessments and/or remedial efforts are probable and the related costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company's commitment to a formal plan of action.


3.  INVESTMENT IN MARKETABLE SECURITIES

    During 1995, certain contractual restrictions were waived, and the Company was permitted to sell its remaining 1,617,000 Amway Japan Limited shares ("Amway Shares"). The Company received proceeds of $58.8 million and realized a gain of $9.5 million in 1995 on the sale of the Amway Shares. The Company no longer holds any equity interest in Amway Japan Limited.

4.  DEBT

    At December 31, long-term debt, net of related discounts, consists of the following (in thousands):

                                                           1996         1995
                                                        ---------    ---------
    Revolving credit facility, at a weighted average
      interest rate of 9.1% at December 31, 1995         $    --      $28,231
    The Notes, at an interest rate of at 13.5%,
      due 2001                                           100,000      100,000
    Miramar Acquisition Note, Industrial Development
      Revenue Bonds, and other, net of unamortized
      discount of $7.0 million and $8.3 million at
      December 31, 1996 and 1995, respectively, at
      stated interest rates of 4.7% to 13.1%, due
      in varying installments through 2005                24,861       24,107
                                                       ----------   ----------
            Total debt                                   124,861      152,338
    Less-current maturities                                 (309)        (893)
                                                       ----------   ----------
            Total long-term debt                        $124,552     $151,445
                                                       ----------   ----------
                                                       ----------   ----------

    Aggregate maturities of long-term debt are approximately $.3 million in 1997, $.1 million each in 1998 and 1999, $1.1 million in 2000, $122.2 million in 2001 and $1.1 million thereafter.

    In July 1994, the Company issued $100 million aggregate principal amount of notes ("the Notes"), due in 2001, and concurrently arranged the Credit Facility consisting of a $60 million revolving credit facility and a $25 million letter of credit facility, each of which expire in July 1997.

    At December 31, 1996, the Credit Facility, as amended and restated, consisted of a $29.2 million revolving credit facility and a $30.8 million letter of credit facility. Weighted average borrowings outstanding under the revolving credit facility during 1996 were $19.4 million. Borrowings under the revolving credit facility are limited to eligible receivables and eligible inventories, as defined, and bear interest at prime plus 1.75% (or LIBOR plus 3.0%). At December 31, 1996, the Company had $29.2 million of availability under the revolving credit facility. Outstanding letters of credit bear interest at 3.0%. At December 31, 1996, the Company had outstanding letters of credit aggregating $22.2 million. Approximately $15.7 million of such letters of credit collateralized insurance programs; the remainder principally related to dealer floor plan financing arrangements with certain financial institutions and to liabilities retained by the Company in connection with divested operations (see
Note 7). At December 31, 1996, the fair value of long-term debt was approximately $122.4 million.

    The borrowings under the Notes and the Credit Facility are collateralized by substantially all of the assets of the Company and its subsidiaries and are guaranteed by substantially all of the Company's subsidiaries ("Subsidiary Guarantors"). The following is summary financial information pertaining to the Subsidiary Guarantors as of and for the year ended December 31, 1996 (in thousands):

    Current assets                               $  134,908
    Noncurrent assets                               104,908
    Current liabilities                             100,214
    Noncurrent liabilities                           33,723

    Net revenues                                    601,948
    Gross profit                                     85,427
    Operating profit                                 34,201
    Net income                                       20,046
                                                -------------
                                                -------------

    At December 31, 1996, the aggregate combined net assets, net revenues, earnings and equity of the Subsidiary Guarantors were substantially equivalent to the net assets, net revenues, earnings and equity of the Company, except for certain obligations and operating, interest and other expenses pertaining to non-guarantor entities. In addition, the Subsidiary Guarantors are jointly and severally liable with respect to the Notes, and such guarantees are full and unconditional (except as subject to a fraudulent conveyance savings clause). Each of the Subsidiary Guarantors is a wholly-owned subsidiary of the Company. The Company has no operations independent of those of the Subsidiary Guarantors, and the non-guaranteeing subsidiaries of the Company, individually and in the aggregate, are inconsequential. Management believes that separate financial statements of the Subsidiary Guarantors are inconsequential to investors and such financial statements are not included herein.

    The Credit Facility, as amended and restated, and the Indenture contain restrictive covenants which, among other things, limit the ability of the Company to incur other indebtedness, engage in transactions with affiliates, incur liens, make certain restricted payments, and enter into certain business combination and asset sale transactions. The Credit Facility also requires the Company to satisfy certain financial tests and ratios and restricts capital expenditures. In addition, the Credit Facility contains provisions which may require accelerated repayment of the Credit Facility and/or limit the Company's access to the facility upon the incurrence of specific obligations or significant changes in the financial condition, business, properties, prospects or operations of the Company. As of December 31, 1996, the Company was in compliance with all the financial covenants under the Indenture and the Credit Facility, as amended and restated.

    Subsequent to December 31, 1996, the Company entered into an option agreement ("the Option"), with a shareholder, pursuant to which the Company was granted an option to purchase up to $25 million aggregate principal amount of the Notes at par. The Option is exercisable at any time or from time to time, in whole or in part, through January 19, 1998. The Company paid $.8 million for the Option.

5.  INCOME TAXES

    The Company utilizes the liability method to account for income taxes. The liability method requires that deferred assets and liabilities be recognized for the expected future tax effects of the temporary differences between the tax and book bases of the assets and liabilities.

    Components of the provision for income taxes were as follows for the years ended December 31 (in thousands):

                                            1996           1995        1994
                                         -----------   ----------   ----------
    Current:
      Federal                             $    --       $  1,050    $      --
      State and foreign                       860          1,040          522
                                         -----------    ----------- ----------
        Total current                         860          2,090          522
    Deferred                                   --             --          518
                                         -----------    ----------- ----------
      Total                                  $860         $2,090     $  1,040
                                         -----------    ----------- ----------
                                         -----------    ----------- ----------

    At December 31, 1996, the Company had total net operating loss carryforwards of approximately $182 million. Realization of $45 million of certain net operating loss carryforwards is limited annually under Section 382 of the Internal Revenue Code, as amended. These net operating loss carryforwards can only be used to offset taxable income of certain companies. The Company also had unused minimum tax credits that may be available to offset future federal income tax liabilities.

    The reconciliation of the federal statutory provision to the income tax provision for financial reporting purposes for the years ended December 31 was as follows (in thousands):

                                            1996           1995        1994
                                         -----------   ----------   ----------
    Tax expense (benefit) at federal
      statutory rates                     $   386       $ (1,909)    $ (5,751)
    Losses without income tax benefit        (386)         2,959        6,269
    Foreign and state income taxes            860          1,040          522
                                         -----------   -----------  ----------
      Total provision                     $   860       $  2,090     $  1,040
                                         -----------    ----------- ----------
                                         -----------    ----------- ----------

    Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31 were as follows (in thousands):



                                            1996           1995        1994
                                         -----------   ----------    ---------
    Loss carryforwards                    $69,320        $66,696      $72,675
    Liabilities retained related to
     previously divested businesses         5,474          9,543       12,924
    Other                                  23,218         20,902       19,300
    Valuation allowance                   (94,883)       (92,446)     (74,761)
                                         ----------     ----------   ---------
     Deferred tax assets                    3,129          4,695       30,138
    Deferred tax liabilities               (3,129)        (4,695)     (30,138)
                                         ----------     ----------   ---------
     Net deferred taxes                   $    --        $    --      $    --
                                         -----------    ----------- ----------
                                         -----------    ----------- ----------

    The Company has determined that the realization of the loss carryforwards and net deferred tax assets do not meet the recognition criteria under SFAS No. 109, "Accounting for Income Taxes," and accordingly, valuation allowances have been established for the tax benefit of these loss carryforwards and the net deferred tax assets.


6.   EMPLOYEE BENEFIT PLANS

    The Company and certain of its subsidiaries maintain defined contribution retirement plans covering substantially all full-time employees. Under certain of these plans, eligible participants may make voluntary contributions up to 25% of their compensation, as permitted by plan provisions. The plans provide for the Company to make matching and other contributions to eligible participants. The Company made contributions to these plans aggregating $1.1 million, $1.0 million and $.5 million during the years 1996, 1995 and 1994, respectively.


7.   COMMITMENTS AND CONTINGENCIES

    DEALER INVENTORY FLOOR PLAN FINANCING:

    The Company and its subsidiaries are parties to dealer inventory floor plan financing arrangements with certain financial institutions pursuant to which each may be required, in the event of default by a financed dealer, to repurchase products previously sold to such dealer. The Company repurchased
$2.0 million, $1.9 million and $.8 million of such dealer inventory in 1996, 1995 and 1994, respectively. As of December 31, 1996, the Company and certain subsidiaries were contingently liable under such arrangements to repurchase inventory in the aggregate maximum amount of $21.4 million. The Company generally has not needed to provide reserves for losses and costs which may result should the Company be required to repurchase product from a defaulting dealer. Although the ultimate loss which might be incurred under these contractual arrangements is uncertain, the Company believes that any such losses that may be incurred would not have a material effect on its consolidated operating results or the financial position of the Company.

    During 1994 and 1995, the Company made available to certain dealers, limited direct floor plan financing at interest rates and conditions consistent with this type of financing. Interest income on such financing was recorded as earned and appropriate reserves for doubtful accounts were recorded. During 1995, the Company entered into agreements with floor plan lenders to transfer floor plan financing for these dealers and provide floor plan financing for certain other dealers. Pursuant to the agreements, the Company is contingently liable for repurchase of inventory and has recourse liability in the event of dealer default. As of December 31, 1996, dealers subject to these agreements had $26.7 million of floor plan financing outstanding. As of December 31, 1996, the Company and certain subsidiaries were contingently liable under these agreements for repurchase and recourse in the amounts of $20.4 million and $18.4 million, respectively. During 1996, the Company repurchased dealer inventory aggregating $1.2 million and incurred recourse losses totaling $.4 million under these agreements. The Company did not repurchase any dealer inventory, or incur any recourse losses under these agreements during 1995.

    EMPLOYEE MATTERS:

    The Company and its subsidiaries have insurance for workers' compensation, health, general and auto liability losses in excess of predetermined loss limits. Provision has been made in the consolidated financial statements for estimated losses resulting from claims incurred prior to the balance sheet date, which were below the amounts of the predetermined loss limits.

    LEASES AND COMMITMENTS:

    The Company, through its subsidiaries, leases certain facilities and equipment under operating lease arrangements which expire at various dates through 2001. These leases generally contain renewal options and require the Company to pay the maintenance, insurance, taxes and other expenses in addition to the minimum annual rentals. Rent expense related to operating leases was $2.2 million in 1996, $2.1 million in 1995 and $1.9 million in 1994. The Company has no material future lease commitments.

    Wood Manufacturing Company, Inc. ("Wood") sponsors fishing tournaments and maintains advertising contracts which require cash payments. Wood has also agreed to provide certain products as tournament prizes. Aggregate future commitments under these arrangements approximate $2.2 million for the years 1997-2000.

    The Company has an agreement with Mercury Marine, a division of Brunswick Corporation ("Brunswick"), for the purchase of outboard engines. The agreement, which will expire December 31, 2002, contains minimum annual purchase requirements in order for the Company to earn certain discounts and/or receive certain rebates. As of December 31, 1996, the Company has received $2.0 million as an advance discount against future outboard engine purchases which is subject to refund if certain minimum purchases are not obtained.

    LEGAL AND ENVIRONMENTAL:

    The Company and its subsidiaries are defendants in legal proceedings arising in the ordinary course of business. Although the outcome of these matters cannot be determined, in the opinion of management and outside counsel, disposition of these proceedings will not have a material effect on the Company's consolidated financial position or results of operations.

    In 1995, the Company signed a final consent order with the Florida Department of Environmental Protection to settle all outstanding issues with respect to an acetone leak at its plant in Sarasota, Florida, and recorded additional provisions of $2.2 million to cover the estimated cost of remediation activities required at this site. Based on available information, the Company believes reserves of $2.3 million as of December 31, 1996 are adequate to cover such estimated costs. The Company made payments for penalties and remediation activities of $.8 million, $1.0 million and $.3 million during the years ended December 31, 1996, 1995 and 1994, respectively.

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

    Historically, the Company's facilities have used underground storage tanks ("USTs") for storage of certain materials associated with the Company's operations, including petroleum, acetone and resins. The Company is currently in the process of removing the remaining USTs on its properties. As in the past, in the course of removing such USTs, contamination of soils and groundwater may be discovered, in which case environmental laws generally would require a contamination assessment and the implementation of a cleanup plan. The costs associated with any such necessary remedial action could be significant, but are not expected to be significant because the Company has no evidence that there have been material releases from the USTs. In addition, many of the states in which these tanks are located have state funds available to reimburse owners for the cost of remedial action associated with petroleum releases from USTs. However, until the tanks are removed in compliance with environmental laws, the Company cannot predict with any certainty the nature or extent of such contamination, if any, or potential remedial costs associated therewith.

    DIVESTED BUSINESSES:

    In connection with certain previously divested businesses, the Company retained certain obligations and remains contingently liable under limited indemnities related to such matters as taxes, insurance, environmental claims, litigation and postretirement medical benefits. Cash expenditures related to such obligations are expected to be payable over an extended period of time. Where appropriate, the Company has established reserves in response to these matters.

    The Company also incurs costs from time to time for environmental claims relating to certain of its previously divested businesses. The Company made payments relating to environmental costs incurred with respect to these businesses of approximately $1.9 million and $.6 million during the years ended December 31, 1996 and 1995, respectively. The Company anticipates total environmental-related costs associated with its divested operations to range from approximately $6 million to $8 million, which include Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA") type liabilities, and which costs are likely to be incurred over the next 8 to 10 years. With respect to these potential liabilities, the Company has been identified as a potential responsible party at approximately 10 active sites. Based on available information, the Company believes adequate reserves have been provided to cover such potential costs as of December 31, 1996.

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

    At December 31, other noncurrent liabilities consist of the following (in thousands):

                                                            1996        1995
                                                          -------     -------
 Liabilities related to previously divested businesses:
  Postretirement medical benefits                          $2,487     $10,358
  Insurance                                                 6,161       8,255
  Legal and environmental                                   8,058       9,960
  Other                                                     7,326       6,567
                                                          -------     -------
                                                           24,032      35,140
  Less: Portion included in accrued liabilities            (3,750)     (6,000)
                                                          -------     -------
  Long-term portion                                        20,282      29,140
 Other noncurrent liabilities related to current
  operations                                                7,667       7,481
                                                          -------     -------
 Total other noncurrent liabilities                       $27,949     $36,621
                                                          -------     -------
                                                          -------     -------

    LETTERS OF CREDIT:

    At December 31, 1996, the Company had outstanding letters of credit aggregating $22.2 million. Approximately $15.7 million of such letters of credit collateralized insurance programs; the remainder principally related to dealer floor plan financing arrangements with certain financial institutions and to liabilities retained by the Company in connection with divested operations.


8.   LITIGATION SETTLEMENT

    In December 1994, the Company reached an agreement in principle to settle an antitrust lawsuit it had filed against Brunswick. Under the terms of the settlement, the Company signed a long-term engine contract and agreed to dismiss its claims, with prejudice. The Company received $4 million as an advance discount against future engine purchases and $13 million as a settlement, including reimbursement for legal fees and expenses. The $13 million settlement net of legal fees and expenses was included in investment and other income in the accompanying consolidated statement of operations for the year ended December 31, 1994.


9.   RELATED-PARTY TRANSACTIONS

    The Company pays a management fee to Jacobs Management Corporation ("JMC"), a stockholder of the Company and an affiliate of Irwin L. Jacobs, for certain consulting and management services and subleases certain office facilities to JMC. Net payments under these arrangements aggregated approximately $1.5 million in 1996, $1.4 million in 1995 and $1.0 million in 1994.

    Effective January 21, 1997, the Company purchased for $.8 million, the Option, as described in Note 4, from RDV Corporation, an affiliate of RDV Holdings, Inc., a stockholder of the Company.

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   RELATED-PARTY TRANSACTIONS (CONTINUED)

    Effective January 1, 1997, the Company sold, for a nominal amount, the stock of a wholly-owned subsidiary engaged in the management of a newly developed fishing tournament program, to Operation Bass, Inc., an affiliate of Irwin L. Jacobs. The subsidiary's assets were minimal and liabilities, both existing and contingent, approximated $1.0 million at the time of the sale.

    During 1996 and 1995, the Company recorded revenues from boat sales to affiliates of approximately $1.4 million and $5.4 million, respectively. Management believes the terms of such sales were consistent with terms of sales to non-affiliated parties.

    In 1995, pursuant to a contract entered into at the time of the Restructuring, the Company purchased a marina for $5.0 million from RDV Properties, Inc., an affiliate of RDV Holdings, Inc., a stockholder of the Company.

    In 1994, Miramar recognized a gain of approximately $0.7 million on the sale of certain Minstar debentures. Such gain has been included in investment and other income in the accompanying consolidated statement of operations for the year ended December 31, 1994.

    During 1989, Minstar entered into an agreement with Volvo North America Corporation ("Volvo"), a minority stockholder of the Company (and previously a stockholder of IJ Holdings), to supply Genmar Industries, Inc., a wholly-owned subsidiary of Minstar, with certain percentages of its marine stern drive engine requirements through August 1999.


10. SUPPLEMENTAL STATEMENTS OF OPERATIONS INFORMATION (UNAUDITED) (IN
THOUSANDS)


                           First            Second             Third            Fourth
                          Quarter           Quarter           Quarter           Quarter            Total
                         ---------         ---------         ---------         ---------         ---------

                                                                 1996
                          ---------------------------------------------------------------------------------

Net revenues              $150,492          $153,610          $145,562          $168,392          $618,056
Gross profit                19,817            21,273            18,931            27,835            87,856
Operating profit             3,711             7,525             3,256             8,711            23,203
Net income (loss)           (1,966)            1,692            (2,252)            2,801               275
                         ---------         ---------         ---------         ---------         ---------
                         ---------         ---------         ---------         ---------         ---------

                                                                 1995
                          ---------------------------------------------------------------------------------

Net revenues              $134,719          $140,737          $129,147          $143,956          $548,449
Gross profit                18,628            21,483            13,549            15,282            68,942
Operating profit (loss)      2,182             5,400            (2,461)           (2,350)            2,771
Net income (loss)           (2,616)            7,381            (3,715)           (8,754)           (7,704)
                         ---------         ---------         ---------         ---------         ---------
                         ---------         ---------         ---------         ---------         ---------


                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           For the Years Ended December 31
                                    (In Thousands)


                                                           Charge for
                          Balance         Provision       Purpose that           Balance
                         Beginning        Charged to       Reserve was             End
                          of Year         Operations       Established           of Year
                         ---------        ----------      ------------           -------
Reserve for doubtful
  accounts

1994                     $   2,169        $      739         $    (452)       $    2,456
                         ---------        ----------         ---------        ----------
                         ---------        ----------         ---------        ----------

1995                     $   2,456        $    1,373         $    (341)       $    3,488
                         ---------        ----------         ---------        ----------
                         ---------        ----------         ---------        ----------

1996                     $   3,488        $    2,297         $  (1,677)       $    4,108
                         ---------        ----------         ---------        ----------
                         ---------        ----------         ---------        ----------


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to the executive Officers and Directors of the Company:

         NAME                AGE             TITLE
    -----------------------  --------------------------------------------------
    Irwin L. Jacobs          55    Chairman of the Board and Director
    Grant E. Oppegaard       53    President, Chief Executive Officer and
                                   Director
    Roger R. Cloutier, II    43    Executive Vice President and Chief Financial
                                   Officer
    William A. Munsell       45    Executive Vice President-Operations
    Mary P. McConnell        44    Senior Vice President, Secretary and General
                                   Counsel
    George E. Sullivan       52    Senior Vice President-Marketing
    John S. Rosendahl        33    Vice President-Finance
    James B. Farrell         60    Director and President of Hatteras Yachts
    Bjorn Ahlstrom           62    Director
    Daniel G. DeVos          38    Director
    Daniel T. Lindsay        52    Director
    Robert B. Mercer         45    Director
    William W. Nicholson     54    Director
    Carl R. Pohlad           81    Director
    James O. Pohlad          43    Director
    Jerry L. Tubergen        43    Director

    Pursuant to the Stockholders' Agreement, the Board of Directors of the Company will consist of eleven members, four of whom will be designated by Irwin
L. Jacobs, two by RDV (AJL) Holdings, Inc. (owned by Richard M. DeVos), two by the Pohlad Group, two by certain other stockholders of the Company and the President or the Chief Executive Officer. Carl R. Pohlad is the father of James
O. Pohlad and Daniel G. DeVos is the son of Richard M. DeVos.

    Mr. Jacobs has served as Chairman and a Director of the Company since April 1994. Mr. Jacobs was also Chief Executive Officer of the Company from April 1994 through December 1995. Mr. Jacobs also serves or has served as President and a director of IJ Holdings from 1988 to 1994; Chairman and Chief Executive Officer of Minstar from 1982 to 1992; Chairman and President of Jacobs Industries, Inc. ("JII"), a holding company (since 1977); President and a director of JMC, a management company (since 1981); Chairman of Watkins, a company engaged in direct marketing of household and health products (since 1978); Chairman of Jacobs Trading Company, a company engaged in wholesale and retail sale of close-out merchandise (since 1989); President and Chief Executive Officer of Jacobs Investors, Inc., a management services company and of IMR General, Inc., which is the general partner of IMR Management Partners, L.P., the general partner of the IMR Fund, L.P., an equity investment fund company (since 1990); and Chairman of Operation Bass, Inc., a tournament fishing management company (since July 1996).

    Mr. Oppegaard has served as President of the Company since November 1996, and as Chief Executive Officer since January 1996. Prior to January 1996, Mr. Oppegaard has served the Company in various capacities since 1995, the most recent as Senior Vice President of Operations. Mr. Oppegaard has served as a consultant and/or employee of various entities, including the Company, from 1993 to 1995. In December, 1993 Mr. Oppegaard was retained as a consultant by MEI Salons Corp. ("MEI"), a company associated with the management of professional beauty salons, to evaluate the company's operations. In

January, 1994, he began serving MEI as Chief Operating Officer and in February, 1994, MEI filed a petition under the federal bankruptcy laws. Mr. Oppegaard resigned from his employment with MEI in July, 1994. From 1990 to 1992, Mr. Oppegaard was Executive Vice President and Senior Operations Officer of Fingerhut, Inc., a direct marketing company.

    Mr. Cloutier has served as Executive Vice President and Chief Financial Officer of the Company since February 1996. Since February 1992, Mr. Cloutier has served as Vice President of Jacobs Investors, Inc. and IMR General, Inc., and is a limited partner in IMR Management Partners, L. P., the general partner of IMR Fund, L. P. Related to IMR Fund's portfolio investments, since May 1994, Mr. Cloutier has served as a Director, and since October 1996, as Chairman of Accent Software International Ltd., a company which designs and develops multilingual word processing and intelligent agent software products. From April 1990, Mr. Cloutier has served as Senior Vice President of Jacobs Management Corporation. Mr. Cloutier began his career with Arthur Andersen & Co. and is a certified public accountant.

    Mr. Munsell has served as Executive Vice President-Operations of the Company since December 1995. Mr. Munsell has also served as Vice President of Minstar since 1985; and Vice President of Genmar Industries since 1988.

    Ms. McConnell has served as Senior Vice President, Secretary and General Counsel of the Company since November 1996 and as Vice President, Secretary and General Counsel from December 1995 through October 1996. From January to December 1995, Ms. McConnell was Vice President and Assistant General Counsel of the Company. Prior to joining the Company in 1995, Ms. McConnell was a partner with the law firm of Lindquist & Vennum, where she practiced since 1988.

     Mr. Sullivan has served as Senior Vice President-Marketing of the Company since November 1996. From May 1995 to November 1996, Mr. Sullivan served as Vice President and General Manager of the Company's SAM's Club Boat Buying Program. From 1990 to May 1995, Mr. Sullivan served in various capacities at an indirect subsidiary of the Company, Wellcraft Marine Corp., most recently as Senior Vice President of Marketing and Planning. Prior to joining the Company, Mr. Sullivan served at U.S. Marine Corp. (Bayliner) as Vice President of Marketing and Communications, and in various other capacities, from 1973 to 1990.

     Mr. Rosendahl has served as Vice President-Finance of the Company since December 1995. Mr. Rosendahl served as Vice President and Controller of the Company from March 1995. Prior to joining the Company in December 1994, Mr. Rosendahl worked for ADC Telecommunications, Inc., a company engaged in telecommunication equipment manufacturing, from 1991 to December 1994 in various positions, the latest being Vice President of ADC Kentrox. From 1986 until February 1991, Mr. Rosendahl was with Arthur Andersen LLP.

    Mr. Farrell has served as President of the Company's Hatteras Yachts division since November, 1996. Prior to that, Mr. Farrell served as President and Chief Operating Officer of the Company since December 1995. Mr. Farrell served as Vice President, Secretary and General Counsel of the Company from April 1994 to December 1995. From November, 1995 to November, 1996, Mr. Farrell served as President of Minstar and Genmar Industries. Mr. Farrell was Vice President, Secretary and General Counsel of Minstar (1984 through November
1995); and Vice President and Secretary of Genmar Industries (1988 through November 1995).

     Mr. Ahlstrom has served as a director of the Company since April 1994. Mr. Ahlstrom is also a director of United Jersey Bank (since 1980); Volvo GM Heavy Truck Corporation (since 1981); Nederman Corporation (since 1990); self-employed as an independent consultant to various companies, and a special limited partner of IMR Management Partners, L.P. and the IMR Fund L.P. Mr. Ahlstrom served as President and Chief Executive Officer and a director of Volvo from 1971 to 1991.

     Mr. DeVos has served as a director of the Company since April 1994. Mr. DeVos is also Vice President-Corporate Affairs (since 1993), member of the Policy Board (since 1989) and Executive Committee (since 1992) of Amway Corporation, a company engaged in the direct sale of consumer products; and trustee of First Union Real Estate Investments, a real estate investment trust. Mr. DeVos previously held other vice president positions at Amway Corporation.

     Mr. Lindsay has served as a director of the Company since April 1994. Mr. Lindsay is Secretary and a director of JII (since 1977); Secretary and a director of Watkins (since 1979); Secretary and a director of JMC (since 1981); Secretary and a director of Jacobs Investors, Inc. and IMR General, Inc., a limited partner in IMR Management L.P., the general partner of IMR Fund, L.P. (since 1992); a director of Miramar (since 1991); and a director of Mountain Parks Financial Corporation (since 1980).

     Mr. Mercer has served as a director of the Company since April 1994. Mr. Mercer is also Senior Vice President and a director of Volvo (since 1989) and Vice President, Staff & Services and General Counsel of Volvo Cars of North America, Inc. (since 1993).

     Mr. Nicholson has served as a director of the Company since April, 1996. Mr. Nicholson is a private investor and serves as a consultant to Amway Corporation ("Amway"). From 1984 through 1992, Mr. Nicholson served as Chief Operating Officer of Amway. Mr. Nicholson is also a limited partner of the IMR Fund, L.P.

     Mr. Carl R. Pohlad has served as a director of the Company since April 1994. Mr. Pohlad is also President and a director of Marquette Bancshares, Inc., a multi-bank holding company (since 1993); a director of IJ Holdings (since
1988); a director of Carlson Companies, Inc., a company involved in the hospitality and travel industry, and is owner and managing general partner of the Minnesota Twins, a major league baseball franchise. In addition, from 1986 through October 1994, Mr. Pohlad served as a director and Chairman of the Board of MEI Diversified, Inc., a company associated with the development, manufacture and sale of medical products and the management of real estate. For more than five years prior to December 31, 1992, Mr. Pohlad served as President and Chief Executive Officer of Marquette Bank Minneapolis and Bank Shares Incorporated, its bank holding company.

     Mr. James O. Pohlad has served as a director of the Company since April 1994. Mr. Pohlad is also an Executive Vice President and director of Marquette Bancshares, Inc. (since 1993); and a director of IJ Holdings (since 1988). For more than five years prior to December 31, 1992, Mr. Pohlad served as Executive Vice President of Marquette Bank Minneapolis and Vice President of Bank Shares Incorporated.

     Mr. Tubergen has served as a director of the Company since April 1994. Mr. Tubergen is also President and Chief Executive Officer of RDV Corporation, a private financial management firm (since its formation in 1991). Mr. Tubergen served as the managing partner of Deloitte & Touche in Grand Rapids, Michigan from 1987 to 1991.


COMPENSATION OF DIRECTORS

     The Company pays its directors $7,500 annually in addition to $2,500 per committee meeting attended. Messrs. Jacobs, Farrell, Lindsay and Oppegaard do not receive any compensation as directors of the Company.

COMMITTEES

     Since 1995, the Board has had an Executive/Audit/Compensation Committee. There is no nominating committee of the Board; nominees for director are selected by the Board of Directors.

    EXECUTIVE/AUDIT/COMPENSATION COMMITTEE. The Executive/Audit/Compensation Committee recommends to the Board of Directors the engagement of independent public accountants of the Company, reviews the scope and results of audits of the Company, reviews the Company's internal accounting controls and reviews the professional services furnished to the Company by its independent public accountants. The Executive/Audit/Compensation Committee also reviews the compensation of officers at the Company and operating company presidents, and provides oversight to the operations of the Company. The Executive/Audit/Compensation Committee members are Bjorn Ahlstrom, Daniel G. DeVos, William W. Nicholson, James O. Pohlad and Jerry L. Tubergen.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Executive/Audit/Compensation Committee is responsible for establishing the Company's policies relating to and the components of executive officer compensation. None of the executive officers of the Company has served as a director or member of the compensation committee of another entity that had any executive officer who served on the Executive/Audit/Compensation Committee or as a director of the Company.

     The following are descriptions of transactions which have occurred since January 1996 to which the Company or its predecessors was or is to be a party and in which a member or members of the Executive/Audit/Compensation Committee had or are to have a direct or indirect material interest.

     The Company has entered into a management services agreement with JMC. The management services provided include services of an advisory, analytical and consulting nature as the Company may reasonably request relating to the management, business operations, assets and planning of the Company. During fiscal 1996, the Company paid JMC $1,775,000 for such services. The Company believes the terms of such agreement are as favorable as could have been obtained from an unaffiliated third party for comparable services.

    During 1996, the Company leased office space to JMC. JMC made lease payments to the Company in the amount of $318,000 which equaled the proportionate share of the Company's cost of such leased space based on the amount of square feet of space occupied by JMC. The Company believes the terms of such lease for such space are as favorable as could have been obtained from an unaffiliated third party.

    Effective January 21, 1997, the Company purchased, for $.8 million, the Option from RDV Corporation, an affiliate of RDV Holdings, Inc., a stockholder of the Company.

    Effective January 1, 1997, the Company sold, for a nominal amount, the stock of a wholly-owned subsidiary engaged in the management of a newly developed fishing tournament program, to Operation Bass, Inc., an affiliate of Irwin L. Jacobs. The subsidiary's assets were minimal and liabilities, both existing and contingent, approximated $1.0 million at the time of the sale.

    During 1996 the Company recorded sales of approximately $1.4 million to affiliates. Management believes the terms of such sales were consistent with terms of sales to non-affiliated parties.

ITEM 11.                     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid for services rendered in all capacities to the Company during each of the last three fiscal years of the Company to the Chief Executive Officer of the Company and to the four most highly compensated executive officers.


                                                                     ANNUAL COMPENSATION
                                                                     -------------------
 .NAME AND PRINCIPAL POSITION                                                                  OTHER ANNUAL
 ---------------------------                  YEAR          SALARY          BONUS (7)        COMPENSATION (8)
                                              ---------------------------------------------------------------
Grant E. Oppegaard                           1996         $300,000         $275,917                -
Chief Executive Officer and President  (1)   1995          174,461                -                -
                                             1994          202,115                -                -

Roger R. Cloutier, II                        1996          183,333          126,462                -
Executive Vice President and Chief           1995                -                -                -
Financial Officer (2)                        1994                -                -                -

William A. Munsell                           1996          200,000          137,959                -
Executive Vice President-Operations (3)      1995          200,000           60,000                -
                                             1994          200,000           80,000                -

George E. Sullivan                           1996          160,000           73,578                -
Senior Vice President-Marketing (4)          1995          155,768           55,000                -
                                             1994          140,000           20,000                -

Mary P. McConnell,                           1996          140,000           64,380                -
Senior Vice President, Secretary and         1995          125,000           25,000                -
General Counsel (5)                          1994                -                -                -

James B. Farrell,                            1996          200,000          183,945                -
former President and Chief Operating         1995          200,000           40,000                -
Officer (6)                                  1994          200,000           90,000                -


(1) Mr. Oppegaard was elected Chief Executive Officer effective January 1996, and President effective November 1996. Prior to January 1996, he served the Company in various capacities, including Senior Vice President of Operations.

(2) Mr. Cloutier joined the Company effective February, 1996.

(3) Compensation for 1994 was paid by Minstar.

(4) Compensation for 1994 and a portion of 1995 was paid by Wellcraft Marine Corp., an indirect subsidiary of the Company.

(5) Ms. McConnell joined the Company effective January, 1995.

(6) Effective November, 1996, Mr. Farrell resigned his position of President and Chief Operating Officer, and was named President of the Company's Hatteras Yachts division.

(7) Bonus amounts in 1996 were payable based on formulas tied to the Company's operating performance, subject to approval of the Board of Directors of the Company. Bonus amounts in 1995 and 1994 were payable at the discretion of the Board of Directors of the Company.

(8) In accordance with the rules of the Securities and Exchange Commission, amounts totaling less than the lesser of $50,000 or 10% of the total of annual salary and bonus reported for each executive officer have been omitted.


RETIREMENT PLANS AND INSURANCE

     The Genmar Retirement Plan (the "Retirement Plan") is a retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1954 and consists of a deferred savings program which allows employees to contribute up to 15% of their pre-tax earnings and up to 10% of their after-tax earnings to the Retirement Plan. The Retirement Plan allows Minstar and Genmar Industries to make matching contributions of up to one half of the first 6% of each participant's pre-tax contribution, subject to certain limits. The Retirement Plan also contains a profit sharing program whereby Genmar Industries, based on its profits, is permitted to make an annual contribution for the benefit of eligible employees. Substantially all salaried and hourly employees of Minstar and Genmar Industries' businesses in the United States are eligible to participate in the Retirement Plan. Minstar and Genmar Industries' contributions to the deferred savings program and the profit sharing program are vested over a five year period.

     Carver has a 401(k) deferred savings plan which allows its eligible employees to contribute 15% of their pre-tax earnings to the deferred savings plan. At the discretion of its board of directors, Carver may match a portion of the employees' contributions. Carver's matching contribution to the deferred savings plan is currently 25% of employees' contributions, subject to certain limits. The plan vests over 5 years; employees are eligible to participate after 6 months of full time employment.

     Wood maintains a qualified noncontributory employee benefit plan in which its employees are eligible to participate following completion of one year of employment. Wood makes contributions to the plan at the discretion of its board of directors.

     An indirect subsidiary of the Company, Aegis Corporation, has an agreement with James B. Farrell which provides that, upon Mr. Farrell's retirement from the Company after age 65 (or, upon his death prior to such retirement), Aegis Corporation will pay to Mr. Farrell (or, upon his death, his beneficiary) $3,085 per month for a period of 120 consecutive months. The agreement will terminate, if, among other things, Mr. Farrell terminates his employment for any reason prior to age 65.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to the Company's knowledge, the number of shares of Company Common Stock that are beneficially owned as of the date of this Annual Report by (i) each person known by the Company to beneficially own more than 5% of the issued and outstanding Company Common Stock, (ii) each director individually and (iii) all executive officers and directors as a group. As of the date of this Annual Report, there are 1,779,415 shares of Company Common Stock issued and outstanding, including 42,445 shares owned by Carver.

NAME AND ADDRESS OF BENEFICIAL OWNER           AMOUNT AND NATURE     PERCENT
                                            OF BENEFICIAL OWNERSHIP  OF CLASS
--------------------------------------------------------------------------------

Group consisting of:                               591,373 (1)       33.2%
Irwin L. Jacobs
Jacobs Industries, Inc.
Jacobs Management Corporation
Watkins, Incorporated
Daniel T. Lindsay
    100 South Fifth Street
    Minneapolis, Minnesota 55402


RDV (AJL) Holdings, Inc.                           436,899 (2)       24.6%
126 Ottawa, N.W.
Grand Rapids, Michigan 49503

Group consisting of:                               298,565 (1)(3)    16.8%
Carl R. Pohlad as Trustee of Revocable Trust No. 2
Robert C. Pohlad
William M. Pohlad
James O. Pohlad
PEP Partnership
Jacobs Industries, Inc.
Watkins, Incorporated
    3880 Dain Bosworth Plaza
    60 South Sixth Street
    Minneapolis, Minnesota 55402

State of Wisconsin Investment Board                148,620           8.4%
    121 East Wilson Street
    Madison, Wisconsin 53702

Investment Cardo AB                                125,165           7.0%
Malmo, Sweden

James B. Farrell                                     1,000           (4)
William A. Munsell                                     500           (4)
All executive officers and directors as a group    883,473 (2)       49.6%

(1) Irwin L. Jacobs beneficially owns approximately 67% of the issued and outstanding capital shares of JII, while members of the Pohlad Group beneficially own the remaining shares. Watkins is a wholly-owned subsidiary of JII. Irwin L. Jacobs, Carl R. Pohlad, as trustee of Revocable Trust No. 2 of Carl R. Pohlad Created U/A dated 5/28/93, JII, PEP Partnership and Watkins have entered into an agreement that grants Carl R. Pohlad the effective right to vote the percentage of shares of Company Common Stock held by JII and Watkins as is equal to the percentage of equity interest in JII and Watkins held by all members of the Pohlad Group. Accordingly, of the 246,659 shares of Company Common Stock owned by JII, ownership of 164,440 shares has been attributed to Mr. Jacobs and ownership of 82,219 shares has been attributed to the Pohlad Group. Of the 8,411 shares of Company Common Stock owned by Watkins, ownership of 5,607 shares has been attributed to Mr. Jacobs and ownership of 2,804 shares has been attributed to the Pohlad Group.

(2) All of the outstanding shares of RDV are owned by the Richard M. DeVos Trust dated December 18, 1990 for the benefit of Richard and Helen DeVos, who are also the Trustees. Daniel DeVos, a director of the Company is the son of Richard and Helen DeVos. In addition, Jerry Tubergen, a director of the Company, is an officer of RDV. Each of Mr. Daniel DeVos and Mr. Tubergen has disclaimed beneficial ownership of the Company Common Stock owned by RDV.

(3) Includes 76,018 shares of Company Common Stock beneficially owned by a trust, of which Carl R. Pohlad is the trustee.

(4) Less than 1%.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For a description of other transactions which have occurred since January 1, 1996 to which the Company was or is to be a party and in which directors or executive officers of the Company or their associates had or are to have a direct or indirect material interest, see Item 10 under "Compensation Committee Interlocks and Insider Participation."

                                       PART IV

ITEM 14   EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of Form 10-K Report

(1) FINANCIAL STATEMENTS


        See Index to Consolidated Financial Statements and Supplemental Schedule to Consolidated Financial Statements which appears under Item 8 herein.

(2) SCHEDULE


        See Index to Consolidated Financial Statements and Supplemental Schedule to Consolidated Financial Statements which appears under Item 8 herein.

        All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3) EXHIBITS


        The exhibits required to be a part of this report are listed in the
Exhibit Index which follows the Financial Statement Schedule and Other Financial Information included herein.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended December 31, 1996.

(c) Exhibits are attached hereto.

(d) [Not applicable]

                                      SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GENMAR HOLDINGS, INC.


              March 20, 1997           /S/ ROGER R. CLOUTIER, II
                                       --------------------------
                                       Roger R. Cloutier, II
                                       Executive Vice President and
                                          Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

   Signature                        Title                          Date
---------------                 -------------                   -------

/s/ IRWIN L. JACOBS             Chairman and Director           March  20, 1997
-------------------
Irwin L. Jacobs

/s/ GRANT E. OPPEGAARD          Chief Executive Officer and     March 20, 1997
----------------------          President (principal executive
Grant E. Oppegaard              officer) and Director

/s/ ROGER R. CLOUTIER, II       Executive Vice President and    March 20, 1997
-------------------------       Chief Financial Officer
Roger R. Cloutier, II           (principal financial and
                                accounting officer)


/s/ BJORN AHLSTROM              Director                        March 20, 1997
------------------
Bjorn Ahlstrom

/s/ DANIEL G. DEVOS             Director                        March 20, 1997
-------------------
Daniel G. DeVos

/s/ JAMES B. FARRELL            Director                        March 20, 1997
--------------------
James B. Farrell

/s/ DANIEL T. LINDSAY           Director                        March 20, 1997
---------------------
Daniel T. Lindsay

/s/ ROBERT B. MERCER            Director                        March 20, 1997
--------------------
Robert B. Mercer

/s/ WILLIAM W. NICHOLSON        Director                        March 20, 1997
------------------------
William W. Nicholson

/s/ CARL R. POHLAD              Director                        March 20, 1997
------------------
Carl R. Pohlad

/s/ JAMES O. POHLAD             Director                        March 20, 1997
-------------------
James O. Pohlad

/s/ JERRY L.TUBERGEN            Director                        March 20, 1997
--------------------
Jerry L. Tubergen

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

    No annual report covering the Company's 1996 fiscal year has been sent to security holders.

    No proxy statement, form of proxy or other proxy soliciting material has been sent to the Company's security-holders with respect to any annual or other meeting of security-holders. However, if the Company does furnish such a report or proxy material, it will provide such to the Commission at that time.

    The Company does intend to furnish this Annual Report under Form 10-K to security-holders subsequent to the filing of this Annual Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549


                                      FORM 10-K



                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)


                        OF THE SECURITIES EXCHANGE ACT OF 1934


                                          OF


                                GENMAR HOLDINGS, INC.


                                         FOR



                        CALENDAR YEAR ENDED DECEMBER 31, 1996



                        ______________________________________



                                       EXHIBITS





--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                                    EXHIBIT INDEX
                    FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996
                                     (CONTINUED)

                                                                     Page in
Regulation S-K                                                      Sequential
Exhibit                                                              Numbering
Reference                  Title of Document                         System
---------             ------------------------------                  -------

3.1      Certificate of Incorporation of the Company (filed as          *
         Exhibit 3.1 (a) to the Company's Registration Statement on
         Form S-4 (No. 33-82650)).

3.2      Bylaws of the Company, as Amended (filed as Exhibit 3.2 to     *
         the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995.

4.1      Indenture, dated as of July 1, 1994, among the Company, the    *
         Subsidiary Guarantors and First Trust National Association, as Trustee (filed as Exhibit 4.1 to the Company's
         Registration Statement on Form S-4 (No. 33-82650)).

4.2      Specimen Certificates of Notes (filed as Exhibit 4.2 to the    *
         Company's Registration Statement on Form S-4 (No. 33-82650)).

4.3      Registration Rights Agreement, dated July 19, 1994, among      *
         the Company, the Subsidiary Guarantors and Wertheim Schroder
         & Co. Incorporated (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4 (No. 33-82650)).

4.4      Subordination Agreement, dated July 19, 1994, between          *
         Irwin L. Jacobs and First Trust National Association, as
         Trustee (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-4 (No. 33-82650)).

4.5      Consent and Amendment of Subordination Agreement, dated as     *
         of December 29, 1994 (filed as Exhibit 4.5 to the Company's Annual Report in Form 10-K for the year ended
         December 31, 1994).

9.1      Voting Trust Agreement dated as of June 15, 1994 (filed as     *
         Exhibit 9.1 to the Company's Registration Statement on
         Form S-4 (No. 33-82650)).

10.1     Genmar Holdings, Inc. Stockholders Agreement dated as of       *
         March 31, 1994 (filed as Exhibit 10.7 to the Company's
         Registration Statement on Form S-4 (No. 33-82650).on
         Form S-4 (No. 33-82650)).

10.2     Voting Agreement, dated as of March 31, 1994, by and among     *
         Irwin L. Jacobs, Carl R. Pohlad, as trustee or Revocable
         Trust No. 2 of Carl R. Pohlad Created U/A dated 5/28/93,
         Jacobs Industries, Incorporated, PEP Partnership and Watkins Incorporated (filed as Exhibit 10.8 to the Company's
         Registration Statement on From S-4 (No. 33-82650)).

10.3     Assignment and Assumption Agreement, dated as of               *
         March 31, 1994, by and between Jacobs Management Corporation, as Assignor and the Company, as Assignee (filed as Exhibit 10.9 to the Company's Registration Statement on
         Form S-4 (No. 33-82650)).

10.4     Amended and Restated Demand Promissory Note, dated             *
         December 29, 1994, for the Principal amount of $25,000,000 payable to Irwin L. Jacobs, his successors and assigns.

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                                    EXHIBIT INDEX
                    FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996
                                     (CONTINUED)

                                                                     Page in
Regulation S-K                                                      Sequential
Exhibit                                                              Numbering
Reference                  Title of Document                         System
---------             ------------------------------                  -------

10.5     Subordinated Promissory Note of IJ Holdings, dated             *
         November 24, 1993, for the principal amount of $4,104,422.02 payable to Irwin L. Jacobs (filed as
         Exhibit 10.11 to the Company's Registration Statement on Form S-4 (No. 33-82650)).

10.6     Management Services Agreement, effective as of                 *
         December 1, 1990, between Jacobs Management Corp. and
         Minstar, Inc. (filed as Exhibit 10.12 to the Company's
         Registration Statement on Form S-4 (No. 33-82650)).

10.7     Employees' Profit Sharing Plan and Trust for Wood              *
         Manufacturing Company, Inc., as amended January 1, 1989
         (filed as Exhibit 10.13 to the Company's Registration
         Statement on Form S-4 (No. 33-882650)).

10.8     Deferred Compensation Agreement, dated July 28, 1983,          *
         between Aegis Corporation and James B. Farrell (filed as
         Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.9     Lease pertaining to property in Highlands County, Florida      *
         between city of Avon Park, as Lessor and Critchfield
         Marine, Inc., as Lessee, together with assignments and amendment thereto (filed as Exhibit 10.15 to the Company's Registration Statement on Form S-4 (No. 33-82650)).

10.10    The Credit Agreement, as Amended and Restated, dated as of     *
         December 30, 1995, among the Company, the Lenders named therein and The Bank of New York, as Agent (filed as
         Exhibit 10.10 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995).

10.11    Amendment dated as of August 15, 1996, to the Amended and      *
         Restated Credit Agreement (filed as Exhibit 1 to the
         Company's Quarterly Report on Form 10-Q for the Fiscal
         Quarter Ended September 30, 1996).

10.12    Option Agreement, dated as of January 21, 1997, by and         53
         between the Company, as Purchaser and RDV Corporation.

18.1     Letter from the Company's independent public accountants       56
         regarding change in accounting principle.

21.1     Subsidiaries of the Company (filed as Exhibit 21.1 to the      *
         Company's Annual Report on Form 10-K for the Year Ended
         December 31, 1995).