Form 10-Q
period 1997-03-31
GENMAR HOLDINGS INC
filed 1997-05-09
CIK 823619

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                              --------------------------

                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM _____ TO _____

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


On May 9, 1997, there were 1,779,415 shares of Common Stock, $.01 par value, of Genmar Holdings, Inc. outstanding.

                            PART I.  FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS


                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                      UNAUDITED

                                    (In Thousands)


                                             Three Months Ended March 31,
                                           ---------------------------------
                                               1997                  1996
                                           ------------          -----------

Net revenues                               $ 120,023             $ 150,492

Cost of products and services                105,930               130,675
                                           ------------          -----------

   Gross profit                               14,093                19,817

Selling and administrative expenses           16,892                16,106
                                           ------------          -----------

   Operating (loss) profit                    (2,799)                3,711

Interest expense                              (5,244)               (5,644)

Investment and other (expense) income         (1,009)                  137
                                           ------------          -----------
   Loss before income taxes                   (9,052)               (1,796)

Provision for income taxes                      (168)                 (170)
                                           ------------          -----------

   Net loss                                $  (9,220)            $  (1,966)
                                           ------------          -----------
                                           ------------          -----------


     See Accompanying notes to condensed consolidated financial statements

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                    (In Thousands)


                                                         March 31,
                                                           1997     December 31,
                                                        (Unaudited)     1996

                                                         ---------  -----------
                                    ASSETS
Current Assets:
 Cash and cash equivalents                              $   4,045   $  23,137
 Accounts receivable, net                                  41,305      36,648
 Inventories                                              108,333      97,314
 Prepaid expenses                                           3,684       3,152
                                                         ---------  -----------
   Total current assets                                   157,367     160,251

Property and Equipment, net                                58,485      58,818
Other Assets, principally deferred financing costs          5,390       5,296
Goodwill                                                   46,290      46,838
                                                         ---------  -----------

   Total assets                                         $ 267,532   $ 271,203
                                                         ---------  -----------
                                                         ---------  -----------

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
 Accounts payable                                       $  42,728   $  41,766
 Accrued liabilities                                       52,535      61,649
 Customer deposits                                          4,932       7,565
 Accrued income taxes                                         348         544
 Current maturities of long-term debt                      17,178         309
                                                         ---------  -----------
   Total current liabilities                              117,721     111,833


Long-Term Debt                                            124,875     124,552
Other Noncurrent Liabilities                               27,313      27,949
                                                         ---------  -----------

Commitments and Contingencies (Notes 3 and 4)

Stockholders' Equity:
 Common stock, $.01 par, 2,000 shares
  authorized; 1,779 shares issued and outstanding              18          18
 Paid-in capital                                          116,233     116,233
 Accumulated deficit                                     (118,331)   (109,111)
 Cumulative translation adjustment                           (297)       (271)
                                                         ---------  -----------

   Total stockholders' (deficit) equity                    (2,377)      6,869
                                                         ---------  -----------

   Total liabilities and stockholders' (deficit) equity $ 267,532   $ 271,203
                                                         ---------  -----------
                                                         ---------  -----------

     See Accompanying notes to condensed consolidated financial statements

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED MARCH 31,

                                      UNAUDITED

                                    (In Thousands)


                                                            1997        1996
                                                         ---------   ---------
OPERATING ACTIVITIES:
 Net loss                                               $ (9,220)    $ (1,966)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                           3,040        2,921
   Write-down of property and trademarks                   1,124          -
   Changes in operating assets and liabilities, net      (27,189)      (7,913)
   Other, net                                                 48         (133)
 Payments of noncurrent liabilities                         (636)        (912)
                                                         ---------   ---------
   Net cash used in operating activities                 (32,833)      (8,003)
                                                         ---------   ---------

INVESTING ACTIVITIES:
 Property and equipment additions                         (2,260)        (761)
 Proceeds from sales of property                              -         4,187
                                                         ---------   ---------
   Net cash (used in) provided by investing activities    (2,260)       3,426
                                                         ---------   ---------

FINANCING ACTIVITIES:
 Net borrowings under the revolving credit facility       17,000           -
 Repayment of other long-term debt                          (174)        (179)
 Payment for option to repurchase Notes                     (825)          -
                                                         ---------   ---------
   Net cash provided by (used in) financing activities    16,001         (179)
                                                         ---------   ---------

   Net decrease in cash and cash equivalents             (19,092)      (4,756)

CASH AND CASH EQUIVALENTS:
 Balance, beginning of period                             23,137       18,091
                                                         ---------   ---------
 Balance, end of period                                 $  4,045     $ 13,335
                                                         ---------   ---------
                                                         ---------   ---------

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid during the period                        $  6,916     $  8,140
 Income taxes paid during the period                         364          703
                                                         ---------   ---------
                                                         ---------   ---------


     See accompanying notes to condensed consolidated financial statements

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      UNAUDITED


1.  INTRODUCTION -

         The condensed consolidated financial statements have been prepared by Genmar Holdings, Inc. (the "Company"), without audit, pursuant to the Rules and Regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         Revenues and operating results for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.  INVENTORIES -

         Inventories, which are valued at the lower of first-in first-out
    (FIFO) costs or market, consisted of the following (in thousands):

                                  March 31,     December 31,
                                    1997           1996
                                 -----------   -------------

            Raw materials         $  35,430     $  34,589
            Work in process          39,809        35,770
            Finished goods           33,094        26,955
                                 -----------   -------------

                                  $108,333      $  97,314
                                 -----------   -------------
                                 -----------   -------------

3.  SUBSIDIARY GUARANTEES -

    The borrowings under the Company's 13-1/2% Series A Senior Subordinated Notes Due 2001 (the "Notes") and its bank credit facility (the "Credit Facility") are guaranteed by substantially all of the Company's subsidiaries ("Subsidiary Guarantors"). At March 31, 1997, the aggregate combined net assets, net revenues, earnings and equity of the Subsidiary Guarantors were substantially equivalent to the net assets, net revenues, earnings and equity of the Company, except for certain obligations and operating, interest and other expenses pertaining to non-guarantor entities. Each of the Subsidiary Guarantors is a wholly-owned subsidiary of the Company. Management believes that separate financial statements of the Subsidiary Guarantors are inconsequential to investors and such financial statements are not included herein.

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      UNAUDITED


4.  CONTINGENCIES -

    Dealer Inventory Floor Plan Financing:

         The Company and its subsidiaries are parties to certain dealer inventory floor plan financing arrangements with various financial institutions pursuant to which each may be required, in the event of default by a financed dealer, to repurchase products previously sold to such dealer. Under certain of these arrangements, the Company also has recourse liability in the event of dealer default. The Company repurchased $.7 million and $.8 million of such dealer inventory in the three month periods ended March 31, 1997 and 1996, respectively. The Company did not incur any recourse losses under these arrangements during the quarter ended March 31, 1997. As of March 31, 1997, the Company was contingently liable under these agreements for repurchase and recourse in the aggregate maximum amounts of $41.2 million and $16.2 million, respectively.

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

         The Company also incurs costs from time to time for environmental claims relating to its previously divested businesses. The Company anticipates total environmental-related costs associated with its divested businesses to range from approximately $6 million to $8 million, which include Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA") type liabilities, and which costs are likely to be incurred over the next 8 to 10 years. With respect to these potential liabilities, the Company has been identified as a potential responsible party at approximately 10 active sites. Based on currently available information, the Company believes adequate reserves have been provided to cover such potential costs as of March 31, 1997.

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      UNAUDITED


4.  CONTINGENCIES - (CONTINUED)

    Letters of Credit:

         The Company and its subsidiaries have insurance for workers' compensation, health, general and auto liability losses in excess of predetermined loss limits. Provision has been made in the consolidated financial statements for estimated losses resulting from claims incurred prior to the balance sheet date, which were below the amounts of the predetermined loss limits. At March 31, 1997, the Company had outstanding letters of credit aggregating approximately $22.2 million. Approximately $15.7 million of such letters of credit secure insurance programs; the remainder principally relate to dealer floor plan financing arrangements with certain financial institutions and to liabilities retained by the Company in connection with divested operations.

                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES



RESULTS OF OPERATIONS

    The following table reflects the relationship between certain income and expense items and net revenues by presenting such items as a percentage of net revenues for the three month periods ended March 31, 1997 and 1996:

                                                        Percentage of Net Sales
                                                        -----------------------
                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           1997        1996
                                                        -----------  ----------

Net Revenues                                               100.0%      100.0%

Cost of Products and Services                               88.3        86.8
                                                        -----------  ----------
Gross Profit                                                11.7        13.2

Selling and Administrative Expenses                         14.0        10.7
                                                        -----------  ----------

Operating (Loss) Profit                                     (2.3)        2.5

Interest Expense                                            (4.4)       (3.8)

Investment and Other (Expense) Income, net                   (.8)         .1
                                                        -----------  ----------

Loss Before Income Taxes                                    (7.5)       (1.2)

Provision For Income Taxes                                   (.2)        (.1)
                                                        -----------  ----------

Net  Loss                                                   (7.7)%      (1.3)%
                                                        -----------  ----------
                                                        -----------  ----------


    Consolidated net revenues for the three months ended March 31, 1997 were $120.0 million, a decrease of 20.2% as compared to net revenues of $150.5 million for the three months ended March 31, 1996. Net revenues in each of the Company's three product groups declined from the comparable prior year period. Significantly impacting comparative quarterly results were fewer large custom yacht shipments, as well as efforts to control dealer inventory levels in light of slower retail trends identified in the market. Unit shipments for the three months ended March 31, 1997 decreased approximately 11% from unit shipments for the comparable prior year period. The Company's order backlog at March 31, 1997 was down approximately 25% from backlog at March 31, 1996.

    Gross profit for the three months ended March 31, 1997 was $14.1 million (11.7% of net revenues) as compared to $19.8 million (13.2% of net revenues) for the same period during 1996. The Company benefited in the first quarter of 1997 from improved margins achieved on sales in the recreational power product group, and a trend in the Company's overall sales mix toward fishboat product group sales, which generally produce higher gross margins than sales of the Company's other product offerings. However, these improvements were offset by decreased production levels and various charges taken in connection with the discontinuation of the Company's Cajun product line.

                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

                                     (CONTINUED)


    Selling and administrative expenses for the three months ended March 31, 1997 totaled $16.9 million (14.0% of net revenues) as compared to $16.1 million (10.7% of net revenues) for the same period during 1996. The increased spending was attributable to general inflationary factors impacting administrative expenses and additional costs associated with the product line discontinuation mentioned above, partially offset by decreased spending in the coordination of corporate-wide marketing programs.

    The Company's operating loss for the three months ended March 31, 1997 was $2.8 million, as compared to operating profit of $3.7 million for the same period during 1996. This decrease in operating profit was attributable to the factors discussed above.

    Interest expense for the three months ended March 31, 1997 totaled $5.2 million as compared to $5.6 million for the same period during 1996. The reduction in interest expense resulted from a decrease in bank and other borrowings outstanding between the two periods.

    Investment and other income for the three months ended March 31, 1997 reflected a cost of $1.0 million, as compared to income of $.1 million for the same period during 1996. This change was principally related to the write-down to anticipated net realizable value of the Cajun manufacturing and office facilities. Exclusive of this charge, investment and other income for both periods consisted principally of interest earned on short-term investments, notes and other receivables.


LIQUIDITY AND CAPITAL RESOURCES

    Cash used by operating activities for the three months ended March 31, 1997 totaled $32.8 million, as compared to a cash use of $8.0 million for the same period during 1996. This net cash use consisted of $5.6 million used by operations, net of non-cash charges and other items, and a $27.2 million net cash use resulting from changes in working capital items. Working capital at March 31, 1997 totaled $39.6 million, including $4.0 million of cash and equivalents, as compared to working capital at December 31, 1996 of $48.4 million, including $23.1 million of cash and equivalents. Capital expenditures for the three months ended March 31, 1997 totaled $2.3 million.

    At March 31, 1997, the Company's bank credit facility, as amended and restated ("Credit Facility"), consisted of a $29.2 million revolving credit facility and a $30.8 million facility for the issuance of standby letters of credit. At March 31, 1997, the Company had $17.0 million outstanding under the revolving credit facility and outstanding letters of credit aggregating $22.2 million.

    The Credit Facility, as amended and restated, and the indenture (the "Indenture") governing the Company's 13-1/2% Series A Senior Subordinated Notes Due 2001 (the "Notes") contain restrictive covenants which, among other matters, limit the ability of the Company to incur other indebtedness, engage in transactions with affiliates, incur liens, make certain restricted payments, and enter into certain business combination and asset sale transactions. The Credit Facility also requires the Company to satisfy certain financial tests and ratios and restricts capital expenditures. In addition, the Credit Facility contains provisions which may require accelerated repayment of the Credit Facility and/or limit the Company's access to the facility upon the incurrence of specific obligations or significant changes in the financial condition, business, properties, prospects or operations of the Company. As of March 31, 1997, the Company was in compliance with all the financial covenants under the Indenture and the Credit Facility, as amended and restated.

                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

                                     (CONTINUED)


    The Company is in the process of negotiating with its agent bank, The Bank of New York, for a renewed credit facility and also to increase the total amount of the credit facility to $73.0 million, effective with the expiration of the Company's existing Credit Facility in July, 1997. Pending the completion of these negotiations, borrowings outstanding under the revolving credit facility have been classified as current maturities of long-term debt in the accompanying balance sheets. The Company believes that it will be able to arrange a new credit facility on terms satisfactory to the Company, although there can be no assurance that the Company will be able to obtain such refinancing.

    During the quarter ended March 31, 1997, the Company entered into an option agreement (the "Option"), with a shareholder, pursuant to which the Company was granted an option to purchase up to $25 million aggregate principal amount of the Notes at par. The Option is exercisable at any time or from time to time, in whole or in part, through January 19, 1998. The Company paid $.8 million for the Option. Contingent upon future operating results and securing a new credit facility with satisfactory terms and conditions which would allow the purchase of the Notes, the Company intends to exercise the Option prior to its expiration and purchase such Notes.

    During the quarter ended March 31, 1997, the Company completed negotiations, subject to certain contingencies, for the sale of an idle manufacturing facility located in North Carolina. Terms of the agreement call for proceeds aggregating $5.5 million to be received over a three year period. The Company anticipates that such sale will close during the quarter ending June 30, 1997. The Company continues to evaluate from a strategic viewpoint other alternatives relative to strengthening the Company's financial position, including the potential further sales of non-operating assets and possible joint venture considerations.

    The Company requires substantial cash flow to meet its interest obligations under the Indenture and the Credit Facility and fund the capital expenditure and seasonal working capital requirements necessary for its operations. The Company's operating performance continues to be critical in meeting such cash flow requirements. The Company believes that available working capital, borrowing capacity under its Credit Facility and cash flow generated from operations will provide sufficient liquidity to fund its cash operating expenses, capital expenditures and its interest and principal obligations until the Credit Facility and Notes become due.

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

                             PART II.  OTHER INFORMATION
                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              (1) Second Amendment, dated as of May 8, 1997, to the Amended and Restated Credit Agreement, dated as of December 30, 1995 among the Company, the Lenders named therein and The Bank of New York, as Agent (the "Credit Agreement").

         (b)  No Form 8-K's were filed during the quarter ended March 31, 1997.

                                      SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GENMAR HOLDINGS, INC.



Date:   May 9, 1997               /s/ ROGER R. CLOUTIER, II
                                  ------------------------------
                                  Roger R. Cloutier, II
                                  Executive Vice President
                                  and Chief Financial Officer

                                   AMENDMENT NO. 2
                                 TO CREDIT AGREEMENT



    AMENDMENT NO. 2, dated as of May 8, 1997 (this "Amendment"), to the AMENDED AND RESTATED CREDIT AGREEMENT, dated as of December 30, 1995 (as heretofore amended or otherwise modified from time to time, the "Credit Agreement," the terms defined therein and not otherwise defined herein being used herein as therein defined), among Genmar Holdings, Inc., a Delaware corporation (the "Borrower"), the financial institutions party thereto (the "Lenders") and The Bank of New York as agent for the Lenders (the "Agent").

    WHEREAS, the Borrower is planning to close and shut down its Cajun Boat division manufacturing facility located in Winnsboro, Louisiana;

    WHEREAS, in connection with such closure and to reflect such shutdown, the Borrower plans to record a non-recurring charge in the fiscal quarter ended March 31, 1997 in an amount of approximately $3,500,000 (the "Extraordinary Charge");

    WHEREAS, the Borrower has requested the Lenders to agree to exclude certain amounts of the Extraordinary Charge from certain of the financial covenant requirements set forth in the Credit Agreement, as more specifically set forth herein;

    WHEREAS, the Lenders are willing to exclude the effects of the Extraordinary Charge to the extent, and subject to, the terms and provisions set forth herein;

    NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto hereby agree as follows:

    Section 1.  AMENDMENTS TO THE CREDIT AGREEMENT.

    (a)  DEFINITIONS.

    (i) Section 1.1 of the Credit Agreement is hereby amended by adding the following definition in the appropriate alphabetical order:

    "Cajun Boat Closure" shall mean the closure and shutdown of the Borrower's Cajun Boat division manufacturing facility located in Winnsboro, Louisiana.

    (ii) Section 1.1 of the Credit Agreement is hereby amended by restating the definition of "Consolidated Operating Income" in its entirety to read as follows:

    "CONSOLIDATED OPERATING INCOME" shall mean, for any period, the operating income of the Borrower and its Subsidiaries on a consolidated basis for such period (taken as a single accounting period) determined in accordance with GAAP, exclusive, solely for purposes of the definition of Consolidated Cumulative Cash Flow calculated for any period from the quarter ended March 31, 1997 through March 31, 1998, the effect of any extraordinary non-recurring charge (in an aggregate amount not to exceed $2,400,000) recorded as a result of the Cajun Boat Closure.

    (iii) Section 1.1 of the Credit Agreement is hereby amended by restating the definition of "Consolidated Net Worth" is in its entirety to read as follows:

    "CONSOLIDATED NET WORTH" shall mean, at any time, the sum of the amount by which the total consolidated assets (as determined in accordance with GAAP) of the Borrower and its Subsidiaries exceeds the Consolidated Total Liabilities of the Borrower and its Subsidiaries at such time, excluding (i) any writedowns for goodwill, provided that, in order for any writedowns for goodwill to be excluded for purposes of this definition, the Borrower shall have informed the Agent and the Lenders of its intention to take such writedown at least 45 days prior to such writedown and (ii) solely for the period from the quarter ended March 31, 1997 through March 31,1998, the effect of an extraordinary non-recurring charge (in an aggregate amount not to exceed $3,500,000) recorded as a result of the Cajun Boat Closure.

    Section 2. CONDITIONS TO EFFECTIVENESS OF AMENDMENT. This Amendment shall become effective upon the execution and delivery hereof by the Borrower and the Required Lenders.

    Section 3. MODIFICATION OF CREDIT AGREEMENT. Except as expressly modified by this Amendment, all of the terms and provisions of the Credit Agreement are reaffirmed and shall remain in full force and effect.

    Section 4. GOVERNING LAW; TERMS. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

    Section 5. COUNTERPARTS. This Amendment may be executed in any number of counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.