Form 10-K
period 1997-06-30
GENMAR HOLDINGS INC
filed 1997-10-10
CIK 823619

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20569

                            ------------------------------

                                      FORM 10-K

--- ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED ___________ OR

 X
--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 1997 TO JUNE 30, 1997.

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

           Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days: Yes X No
                                                  ---   ---

    The aggregate market value of the Common Stock of Genmar Holdings, Inc. held on October 10, 1997 by persons other than officers, directors, and other persons considered by management to be affiliates of the Company is zero.

    On October 10, 1997, there were 1,779,415 shares of Common Stock, $.01 par value, of Genmar Holdings, Inc. outstanding.

    Documents incorporated by reference: None

                     --------------------------------------------


                                GENMAR HOLDINGS, INC.
                                      FORM 10-K

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES

                                      FORM 10-K

                        FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                        PART I

                   FISCAL YEAR 1997 REFERS TO THE SIX MONTHS ENDED

                                    JUNE 30, 1997


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

    Effective June 2, 1997, the Company changed its fiscal year end from December 31 to June 30. Accordingly, all general references to years relate to fiscal years unless otherwise noted.

PRODUCTS

    The Company is a leading manufacturer of motorized pleasure boats. The Company markets a complete product line of luxury yachts, recreational powerboats and fishing boats through a network of more than 1,000 independent authorized dealers. Based on industry and Company information, management believes the Company is one of the largest domestic manufacturers in the industry. The Company markets its boats under such well-established trade names as HATTERAS, CARVER, TROJAN, WELLCRAFT, LARSON, GLASTRON, EXCEL, RANGER, LUND, CRESTLINER AND AQUASPORT. The Company's principal operating subsidiaries are Genmar Industries and Carver.

    The following table provides a brief description of the Company's products by category, including product line and trade name, number of models manufactured, overall length, retail price range, and description of boats manufactured:




  PRODUCT LINE AND
  ----------------            NUMBER      OVERALL
    TRADE NAME                OF MODELS   LENGTH             RETAIL PRICE RANGE                DESCRIPTION
    ----------                ---------  ---------    --------------------------------     -----------------------------------
LUXURY YACHTS:
 Hatteras                       39     82' -130'      $3,100,000    to    $9,200,000        Custom yachts.
                                        40' -74'         400,000    to     2,200,000        Motor and cockpit motor yachts.
                                        39' -90'         375,000    to     4,200,000        Sportfishing convertibles.

 Carver                         17      25' -53'          50,000    to       750,000        Motor yachts and wide-beam cruisers
 Trojan                          4      32' -44'         100,000    to       450,000        Express yachts.

RECREATIONAL POWERBOATS:
 Wellcraft                      24      20' -45'          22,000    to       300,000        Runabouts, wide-beam
                                                                                            sport and performance cruisers,
                                                                                            and performance boats
 Larson                         27      16' -31'           5,000    to        95,000        Runabouts, wide-beam and narrow-beam
                                                                                            cruisers and deckboats.
 Glastron                       22      16' -24'           5,000    to        49,000        Runabouts, narrow-beam cruisers and
                                                                                            performance boats.
 Excel                          12      17' -26'          14,000    to        47,000        Runabouts and narrow-beam cruisers.

FISHING BOATS:
 Lund                           50      12' -24'           1,000    to        35,000        Premium aluminum fishing boats and
                                                                                            narrow-beam cruisers.
 Ranger                         45      16' -25'          12,000    to        60,000        Fiberglass and aluminum bass,
                                                                                            multi-species and saltwater fishing
                                                                                            boats.
 Crestliner                     43      12' -24'             850    to        33,000        Aluminum fish'n ski, narrow-beam
                                                                                            sportfishing cruisers, fishing boats,
                                                                                            pontoons and deckboats.
 Wellcraft                      10      16' -33'          10,000    to       193,000        Fiberglass offshore fishing boats.

 Aquasport                       9      16' -25'          10,000    to        49,000        Fiberglass offshore fishing boats.


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

     CARVER manufactures motor yachts ranging in length from 25 to 53 feet designed to appeal to both experienced boating enthusiasts and first-time buyers. CARVER yachts range from aft cabin and cockpit models to fly bridge sedan cruisers, at retail prices ranging from $50,000 to $750,000, and are targeted to consumers who desire luxury yachts with superior accommodations and value.

     TROJAN express yachts emphasize style and individualism and are targeted toward younger buyers in the Euro-inspired luxury express yacht market. TROJAN yachts are offered in four models, ranging from 32 to 44 feet in length, and ranging in price at retail from $100,000 to $450,000.

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

RECREATIONAL POWERBOATS

     The Company's line of recreational powerboats includes runabouts, sportboats, performance boats, narrow-beam and wide-beam cruisers and deckboats sold under the tradenames WELLCRAFT, LARSON, GLASTRON and EXCEL.

     RUNABOUTS, SPORTBOATS, CRUISERS AND DECKBOATS. The Company's runabouts, sportboats, narrow-beam and wide-beam cruisers and deckboats are aimed at the family recreational market. From WELLCRAFT, which markets a wide range of boats, to LARSON, with its 84 year tradition of boat building experience, to the EXCEL product line, the Company believes that its lineup of model offerings give buyers performance and dependability at an affordable price for family fun.

     WELLCRAFT manufactures 24 models of fiberglass powerboats designed to appeal to both experienced boating enthusiasts and first-time buyers. WELLCRAFT'S wide-beam sport cruisers range in length from 28 to 36 feet and are priced at retail from approximately $65,000 to $150,000, while its sportboats and runabouts range from 20 to 26 feet in length and are priced at retail from $22,000 to $37,000. LARSON boats are offered in 27 models ranging from 16 to 31 feet in length, at retail prices ranging from $5,000 to $95,000. GLASTRON features entry-level and mid-priced runabouts, narrow-beam cruisers and performance boats. GLASTRON boats are offered in 22 models ranging from 16 to 24 feet in length, and retail at prices from $5,000 to $49,000. EXCEL is a family-oriented product line built around the concept of affordability, style, quality and features. EXCEL offers complete packages which consist of a boat, motor and trailer that target the value-conscious buyer. EXCEL runabouts and narrow-beam cruisers are offered in 12 models ranging from 17 to 26 feet in length and are priced at retail from $14,000 to $47,000. The Company annually introduces several new models under the WELLCRAFT, LARSON, and GLASTRON trademarks.

     PERFORMANCE SPORTBOATS AND CRUISERS. The Company's SCARAB fiberglass performance boats, manufactured by WELLCRAFT, are market leaders in their class. SCARAB boats are targeted at the serious boating enthusiast and include models with cabins and limited live-aboard capability. SCARAB boats are used in the performance boat racing circuit and have set numerous time and speed records. Offerings in this product category range in length from 19 to 43 feet and are priced at retail from $20,000 to $243,000. The Company's line of performance cruisers are manufactured by Riviera Marine in Australia and are marketed through Wellcraft to dealers worldwide. These models are designed to appeal to customers desiring both offshore performance characteristics and full cruising amenities. Current offerings range in length from 38 to 45 feet and are priced at retail from approximately $225,000 to $300,000.

FISHING BOATS

     The Company's fishing boats include both aluminum and fiberglass inland freshwater and fiberglass offshore saltwater fishing boats sold under the brand names RANGER, LUND, CRESTLINER, WELLCRAFT, AQUASPORT and CAJUN. Products in this market are aimed at the serious fishing enthusiast and more casual fisherman seeking a high-quality product designed with the features desired and demanded by customers. RANGER, which manufactures and markets its fiberglass bass boats to those who enjoy serious bass fishing, also offers a line of aluminum fishing boats. Management believes, based on the use of RANGER boats in major national bass fishing tournaments, that the Company's RANGER boats enjoy wider use among professional bass tournament fishermen than any other brand. RANGER fishing boats range in length from 16 to 25 feet and are priced at retail from $12,000 to $60,000.

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

MARKETING AND SALES

     The Company's products are sold primarily in the United States (approximately 92% of fiscal year 1997 net revenues). The Company also manufactures certain LUND products and distributes LARSON, GLASTRON, WELLCRAFT, EXCEL and LUND boats in Canada through Genmar Boats Canada, Inc., an indirect wholly-owned subsidiary of the Company.

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

     The Company's sales are made through more than 1,000 independent, authorized dealers. Many of these dealers carry the products of only one or two of the Company's operating units and most are not exclusive to the Company. Although the Company has long-standing relationships with many of its dealers, dealer agreements generally are for a term of one year. No single dealer accounted for more than 10% of the Company's net revenues in fiscal year 1997.

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

     The Company offers various credit terms to qualified dealers who buy the Company's products, including floor plan financing through third party lending sources. In most cases, boats are sold to dealers under third-party floor plan financing arrangements or cash on delivery. Foreign sales are financed primarily under letter of credit terms. In a typical floor plan financing arrangement, an institutional lender agrees to provide to a dealer a line of credit in a specified amount for the purchase of inventory which secures such credit. The Company, in turn, agrees to indemnify the lender against loss up to a specified aggregate amount arising from defaults by dealers financed by such lender. Such indemnification is generally made through limited recourse liability and the repurchase by the Company of boats which have been repossessed by the lender. For the six months ended June 30, 1997, approximately $136 million of the Company's net revenues were financed through such floor plan financing arrangements. The Company incurred $.6 million in recourse losses under these arrangements in the six months ended June 30, 1997 and $.4 million in 1996. No recourse losses were incurred during 1995 and 1994. As of June 30, 1997, subsidiaries of the Company were contingently liable to repurchase inventory in the aggregate maximum amount of $41.7 million, and had contingent recourse liability in the aggregate maximum amount of $12.3 million.

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

     With certain exceptions, the Company generally avoids producing boats for its inventory. As of September 1997, the Company's backlog of orders, net of estimated cancellations, was approximately $235 million, a decrease of approximately 17% from the same measurement date one year ago. Approximately $8 million of the September 1997 backlog is for shipments scheduled in July 1998 or later, while approximately $30 million of the September 1996 backlog was for shipments scheduled in July, 1997 or later. Dealer orders are subject to cancellation at any time prior to shipment.

MANUFACTURING OPERATIONS

     The Company's motorized pleasure boats are manufactured at 10 principal locations in Arkansas, Florida, Minnesota, North Carolina, Wisconsin and Manitoba, Canada. The Company continues to focus on increasing operating efficiency and improving product quality by consolidating and redeploying its manufacturing capacity and by utilizing new and improved manufacturing techniques. Over the past several years, the Company has taken steps to close certain inefficient facilities, including the closure of its Cajun boat manufacturing facility, located in Louisiana, during the six months ended June 30, 1997, and the planned closure and production relocation of one of its Hatteras manufacturing facilities located in High Point, North Carolina, announced as of September 29, 1997. The Company has also sought to gain further cost-savings and improve plant capacity utilization by gearing certain of its plants to manufacture boat models under several different trade names, where appropriate. The Company's use of automation in manufacturing certain of its boats has also increased in recent years.

     The Company does not manufacture the engines installed in its boats. The engines installed in the Company's boats are generally specified by dealers at the time of ordering, usually on the basis of anticipated retail customer preference. The Company has entered into agreements with Mercury Marine ("Mercury Marine"), a division of Brunswick Corp. ("Brunswick"), and Volvo North America Corporation ("Volvo"), respectively, whereby the Company has agreed to purchase inboard and inboard/outdrive engines from Mercury Marine and Volvo. If the Company fails to purchase certain unit volumes as specified in the agreements with Mercury Marine and Volvo, loss of certain purchase discounts and/or penalties may result. Based on the Company's past experiences and current purchases of engines, management believes that any loss of purchase discounts and/or penalties will not have a material effect on the Company's operations. The agreements with Mercury Marine and Volvo expire on June 30, 1998 and August 31, 1999, respectively, unless terminated earlier for specific cause. The Company also has an agreement with Mercury Marine for the purchase of outboard engines. The agreement, which will expire on December 31, 2002, contains minimum annual purchase requirements in order for the Company to earn certain discounts and/or receive certain rebates. As of June 30, 1997, the Company has received $1.7 million, as an advance discount against future outboard engine purchases which is subject to refund if certain minimum purchases are not obtained. The Company also has an agreement with Outboard Marine Corporation ("OMC") to pre-rig certain of its products for outboard engines sold by OMC to the Company's dealers. The Company receives a fee from OMC based on the volume of pre-rigged products sold to the Company's dealers, subject to penalties if certain minimum annual purchase requirements are not achieved.

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

COMPETITION

     Competition within the motorized pleasure boat manufacturing industry is intense, with several hundred manufacturers operating at the national and regional levels. The nationally recognized domestic manufacturers competing with the Company include, among others, Brunswick (through its U.S. Marine, Boston Whaler and Sea Ray operations), and OMC (through its Chris Craft, Four Winns and Stratos operations). Both Brunswick and OMC are vertically integrated, manufacturing engines as well as boats. Manufacturers also compete directly with the used boat market and indirectly with other competing recreational products and activities.

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

     Although the Company believes that it is in substantial compliance with all existing environmental laws and regulations, the Company has, with respect to its Wellcraft facility in Florida, been assessed certain penalties for alleged environmental law violations and has agreed to conduct certain remedial action. In 1995, the Company signed a final consent order with the Florida Department of Environmental Protection to settle all outstanding issues with respect to an acetone leak at its plant in Sarasota, Florida, and recorded additional provisions of $2.2 million to cover the estimated cost of remediation activities required at this site. Based on available information, the Company believes reserves as of June 30, 1997 are adequate to cover such estimated costs.

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

     In addition to its current regulatory obligations, the Company faces substantial risks that the practices of some of its current and divested operations may have created conditions which give rise to liability under CERCLA, and comparable state statutes. With respect to these potential liabilities, the Company has been identified as a potentially responsible party at approximately 10 active sites. In certain instances, the Company also has a duty to indemnify the current owners for environmental matters related to operations divested by AMF, including operations divested by AMF prior to its acquisition by Minstar. The Company currently anticipates total environmental-related costs associated with its divested operations to range from approximately $5 million to $6 million, which include CERCLA-type liabilities, and which costs are likely to be incurred over a period of up to 10 years. The Company made payments relating to environmental matters in connection with divested businesses of approximately $.3 million for the six months ended June 30, 1997, and $1.9 million and $.6 million during the years ended December 31, 1996 and 1995 respectively. As of June 30, 1997, based on available information, the Company has reserves of $7.8 million to account for such potential exposure with respect to divested operations, and believes that such reserves are adequate to cover such potential costs. Nevertheless, the nature and extent of CERCLA proceedings is such that cleanup estimates, the allocated financial responsibilities of potentially responsible parties, and the degree of regulatory scrutiny may change over time, and therefore there can be no certainty that such estimates will ultimately reflect the Company's exposure with respect to such matters.

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

EMPLOYEES

     At August 31, 1997, the Company had approximately 4,700 employees, none of whom were subject to a collective bargaining agreement. Approximately 4,100 of these employees were engaged in the manufacturing operations. The Company considers its employee relations to be satisfactory. The Company does not conduct significant manufacturing operations outside the United States.

ITEM 2.   PROPERTIES

     The Company's boat manufacturing facilities, together with associated boat storage and office space, aggregate approximately 3.6 million square feet, substantially all of which are owned by the Company. The following table summarizes these manufacturing facilities:


           PLANT/LOCATION                                   PRODUCT LINES MANUFACTURED
           --------------                                   --------------------------

  New Bern, North Carolina                  HATTERAS motor and cockpit motor yachts, sportfishing convertibles over 55 feet and custom yachts.

  High Point, North Carolina                HATTERAS motor and cockpit motor yachts, sportfishing convertibles 60 feet and under.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matter to a vote of its security holders during the second quarter of the fiscal year covered by this Annual Report.

                                       PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

    The Company's common stock is not publicly traded and no cash or stock dividends have been declared or paid. The Company's current credit agreement, pursuant to which The Bank of New York acts as agent, and the indenture governing the Company's 13.5% Subordinated Notes (the "Indenture"), restrict the payment of dividends by the Company. Any future payment of dividends will depend on applicable contractual restrictions, as well as the financial condition, capital requirements and earnings of the Company and other factors that the Company's Board of Directors may deem relevant. As of October 10, 1997, 1,779,415 shares of Company Common Stock were outstanding and held by 27 record holders.

ITEM 6.  SELECTED FINANCIAL DATA
         (Dollars in Thousands)

    The Company was formed through the merger and capital restructuring involving Minstar and Miramar, all entities under the common control of Irwin L. Jacobs and his affiliates, and has been accounted for essentially as a pooling of interests and accordingly, the following selected historical financial data includes the Statements of Operations Data and Balance Sheets Data of Minstar and Miramar for all periods presented. The selected historical consolidated financial data presented below under the captions "Statements of Operations Data" and "Balance Sheets Data at Year End" for the six months ended June 30, 1997 and all years presented have been derived from the audited consolidated financial statements of the Company.



                                  For the Six
                                  Months Ended
                                    June 30,                          For the Years Ended December 31,
                                                 ----------------------------------------------------------------------
                                      1997           1996          1995            1994           1993           1992
                                  ----------     ----------     ----------     ----------     ----------     ----------

STATEMENTS OF OPERATIONS DATA:
 Net revenues                     $  260,848     $  618,056     $  548,559     $  499,435     $  408,822     $  346,505
 Cost of products and services       227,460        530,200        479,617        426,014        356,806        307,408
 Selling and administrative
  expenses                            31,888         64,653         66,171         58,829         53,361         54,821
 Provision for restructuring of
  operations                              --             --             --             --         10,900             --
                                  ----------     ----------     ----------     ----------     ----------     ----------

 Operating profit (loss)               1,500         23,203          2,771         14,592        (12,245)       (15,724)

 Interest expense                    (11,026)       (22,190)       (23,862)       (22,674)       (21,449)       (22,311)
 Investment and other
  income (loss), net (1)                (176)           122         15,477         (8,834)         1,445          3,926
                                  ----------     ----------     ----------     ----------     ----------     ----------

 Income (loss) before income
  taxes and extraordinary item        (9,702)         1,135         (5,614)       (16,916)       (32,249)       (34,109)
 Provision for income taxes             (246)          (860)        (2,090)        (1,040)        (2,949)        (1,749)
                                  ----------     ----------     ----------     ----------     ----------     ----------

 Income (loss) before
  extraordinary item                  (9,948)           275         (7,704)       (17,956)       (35,198)       (35,858)

 Extraordinary loss on
  extinguishment of debt (2)              --             --             --         (6,624)            --             --
                                  ----------     ----------     ----------     ----------     ----------     ----------

 Net income (loss) (3)            $   (9,948)    $      275     $   (7,704)    $  (24,580)    $  (35,198)    $  (35,858)
                                  ----------     ----------     ----------     ----------     ----------     ----------
                                  ----------     ----------     ----------     ----------     ----------     ----------

BALANCE SHEETS DATA AT YEAR END:
 Working capital                  $   47,764     $   48,418     $   75,267     $   73,568     $   38,431     $   51,423
 Total assets                        258,279        271,203        306,678        345,572        257,693        256,463
 Long-term debt, net of current
  maturities                         135,238        124,552        151,445        164,161        174,255        211,429
 Stockholders' (deficit) equity       (3,133)         6,869          6,618         14,232        (65,078)       (77,269)
                                  ----------     ----------     ----------     ----------     ----------     ----------
                                  ----------     ----------     ----------     ----------     ----------     ----------



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

(2) In July 1994, the Company issued $100 million aggregate principal amount of 13 1/2% Senior Subordinated Notes due 2001 (the "Notes") and concurrently arranged an $85 million bank credit facility (the "Old Credit Facility"). The net proceeds to the Company from the issuance of the Notes and from borrowings under the Old Credit Facility (aggregating approximately $147.5 million) were utilized to extinguish Minstar's then outstanding bank credit facility and the Minstar Variable Rate Subordinated Debentures due 2000. In connection with such extinguishment, the Company realized an extraordinary loss on extinguishment of debt of approximately $6.6 million.

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


                                            1995          1994           1993           1992
                                            ----          ----           ----           ----

    Net loss as previously reported      $  (9,059)    $ (21,858)     $ (36,565)     $ (35,858)
    Adjustment for effect of change in
    accounting principle applied
    retroactively                            1,355        (2,722)         1,367             --
                                         ---------     ---------      ---------      ---------

    Net loss as adjusted                 $  (7,704)    $ (24,580)     $ (35,198)     $ (35,858)
                                         ---------     ---------      ---------      ---------
                                         ---------     ---------      ---------      ---------


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND
         LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW -

    The Company, through its subsidiaries, operates within a single industry segment, the manufacture and marketing of motorized pleasure boats.

RESULTS OF OPERATIONS OF THE COMPANY

    The following table illustrates the impact of certain income and expense items on net revenues by presenting such items as a percentage of net revenue for the six months ended June 30, 1997 and years ended December 31, 1996, 1995 and 1994:


                                            For the
                                          Six Months
                                             Ended
                                            June 30,         For the Years Ended December 31,
                                                          ---------------------------------------
                                             1997           1996           1995           1994
                                           ----------     ---------      ---------      ---------
Net revenues                               100.0%         100.0%         100.0%         100.0%

Cost of products and services               87.2%          85.8%          87.4%          85.3%
                                           ------------------------------------------------------

Gross profit                                12.8%          14.2%          12.6%          14.7%

Selling and administrative
  expenses                                  12.2%          10.4%          12.1%          11.8%
                                           ------------------------------------------------------

Operating profit                              .6%           3.8%            .5%           2.9%

Interest expense                            (4.2%)         (3.6%)         (4.3%)         (4.5%)

Investment and other income (loss),
  net                                        (.1%)           .0%           2.8%          (1.8%)
                                           ------------------------------------------------------

(Loss) income before income
   taxes and extraordinary item             (3.7%)           .2%          (1.0%)         (3.4%)

Provision for income taxes                   (.1%)          (.2%)          (.4%)          (.2%)
                                           ------------------------------------------------------

Net (loss) income before
   extraordinary item                       (3.8%)           .0%          (1.4%)         (3.6%)

Extraordinary item                            .0%            .0%            .0%          (1.3%)
                                           ------------------------------------------------------

Net (loss) income                           (3.8%)           .0%          (1.4%)         (4.9%)
                                           ------------------------------------------------------
                                           ------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 1997 (STUB FISCAL YEAR) COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

    Consolidated net revenues for the six months ended June 30, 1997 were $260.8 million, a decrease of 14.2% from the Company's net revenues for the six months ended June 30, 1996. This decline in net revenues reflected decreases in each product segment, particularly the recreational power and motor yacht segments. Overall unit shipments for the period decreased approximately 11% from comparable prior year period levels, primarily due to unit decreases both in the recreational power and the fishboat segments. According to available information, retail unit deliveries of the Company's products were down approximately 4% from comparable prior year period levels, with this decrease largely attributable to a decrease in the fishboat segment. Management believes that the above combination of factors are representative of a correction of dealer inventory levels following particularly heavy shipments of product during the fourth quarter of fiscal 1996. Domestic sales for the six months ended June 30, 1997 decreased approximately 14% as compared to the same period in 1996, while foreign sales decreased approximately 10%. The Company's backlog of orders at June 30, 1997 was down approximately 20% from backlog at June 30, 1996, with most of the decrease attributable to a decrease in the backlog of orders for the Company's custom motor yacht products.

    Gross profit for the six months ended June 30, 1997 was $33.4 million
(12.8% of net revenues) as compared to $41.1 million (13.5% of net revenues) for the six months ended June 30, 1996. The Company benefited during the six months ended June 30, 1997 from improved margins achieved on sales in the recreational power product group, and a trend in the Company's overall sales mix toward fishboat product group sales, which generally produce higher gross margins than sales of the Company's other product offerings. The impact of these factors were offset, however, by decreased sales and production levels at certain operating units resulting in decreased coverage of fixed manufacturing costs. In addition, during 1997, the Company discontinued its Cajun product line and provided for certain costs associated with the close down of the Cajun manufacturing facility. Certain of these costs were reflected as a component of cost of products and services during 1997.

    Selling and administrative expenses for the six months ended June 30, 1997 totaled $31.9 million (12.2% of net revenues) as compared to $29.9 million (9.8% of net revenues) for the six months ended June 30, 1996. The increased spending was primarily attributable to an acceleration in the timing and recognition of certain administrative expenses and additional costs associated with the product line discontinuation mentioned above.

    The Company's operating profit for the six months ended June 30, 1997 was $1.5 million (0.6% of net revenues) as compared to operating profit of $11.2 million (3.7% of net revenues) for the six months ended June 30, 1996. The decrease in operating profit was the result of the factors discussed above.

    Interest expense for the six months ended June 30, 1997 totaled $11.0 million as compared to $11.3 million for the six months ended June 30, 1996. The reduction in interest expense was principally the result of a reduction in borrowings outstanding under the Company's senior bank credit facility.

    Investment and other income for the six months ended June 30, 1997 totaled a net loss of $0.2 million as compared to income of $0.2 million for the six months ended June 30, 1996. Investment and other income for 1997 included a charge related to the write-down to anticipated net realizable value of the Cajun manufacturing and office facilities, a gain related to certain insurance recoveries and interest earned on short-term investments, notes and other receivables. Investment and other income for the six months ended June 30, 1996 consisted principally of interest earned on short-term investments, notes and other receivables.

    The provision for income taxes for the six months ended June 30, 1997 consisted primarily of state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

    Cash used by operating activities for the six months ended June 30, 1997 totaled $22.9 million as compared to cash provided by operations totaling $1.8 million for the six months ended June 30, 1996. The net cash use for the 1997 period consisted of a $3.9 million use generated by the Company's operating results, net of non-cash charges and other items, and a $19.0 million net cash use resulting from changes in working capital items. Working capital at June 30, 1997 totaled $47.8 million, including cash and cash equivalents of $4.4 million, as compared working capital of $48.4 million at December 31, 1996, including cash and cash equivalents of $23.1 million.

    Capital expenditures of the Company for the six months ended June 30, 1997 totaled $5.1 million, as compared to $1.4 million for the six months ended June 30, 1996. Proceeds from sales of property and equipment for the six months ended June 30, 1997 totaled $0.3 million, and included proceeds from the sale of an idle manufacturing facility located in North Carolina. Terms of this sale agreement call for proceeds aggregating $5.5 million to be received over a three year period. No material gain or loss was recognized in connection with this sale. Proceeds from sales of property and equipment for the six months ended June 30, 1996 totaled $4.2 million, and included proceeds of $3.8 million related to the sale of certain land, buildings and equipment formerly used by the Company in the operation of a retail marine dealership and marina facility. No material gain or loss was recognized in connection with this sale. The Company anticipates that capital expenditures over the next several years will be in the range of $8.0 to $10.0 million per year, including approximately $2.0 million per year related to certain large tooling projects. The remaining expenditures will principally be for the purchase of manufacturing and transportation equipment, and are expected to be funded through operations and available bank borrowings.

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

    The Company also incurs expense from time to time for environmental claims relating to its current and divested operations. During the six months ended June 30, 1997 and during fiscal 1996, the Company made cash payments relating to environmental matters (including environmental related costs incurred with respect to divested operations) of approximately $.5 million and $2.7 million, respectively. The Company anticipates total environmental-related costs associated with its divested operations to range from approximately $5.0 million to $6.0 million (which include CERCLA-type liabilities), which costs are likely to be incurred over a period of up to 10 years. With respect to these potential liabilities, the Company has been identified as a potentially responsible party at approximately 10 active sites. Based on available information, the Company believes adequate reserves have been provided to cover such potential costs as of June 30, 1997.

    The Company and its subsidiaries are parties to certain dealer inventory floor plan financing arrangements with various financial institutions pursuant to which each may be required, in the event of default by a financed dealer, to repurchase products previously sold to such dealer. Under certain of these arrangements, the Company also has recourse liability in the event of dealer default. The Company repurchased $1.4 million of such dealer inventory in the six months ended June 30, 1997 and $3.2 million, $1.9 million and $.8 million of such dealer inventory in 1996, 1995 and 1994, respectively. The Company incurred $.6 million in recourse losses under these arrangements during the six months ended June 30, 1997 and $.4 million in 1996. As of June 30, 1997, the Company and certain subsidiaries were contingently liable under these agreements for repurchase and recourse in the amounts of $41.7 million and $12.3 million, respectively.

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

    At June 30, 1997, the Old Credit Facility, as amended and restated, consisted of a $29.2 million revolving credit facility and a $30.8 million letter of credit facility. Weighted average borrowings outstanding under the revolving credit facility during 1997 were $8.2 million. Aggregate borrowings and outstanding letters of credit under the Old Credit Facility were limited to eligible receivables and eligible inventories, as defined. At June 30, 1997, the Company had $19.2 million of availability under the revolving credit facility, and outstanding letters of credit aggregating $22.2 million. Approximately $15.7 million of such letters of credit collateralized insurance programs; the remainder principally related to dealer floor plan financing arrangements with certain financial institutions and to liabilities retained by the Company in connection with divested operations.

    Effective July 1, 1997, the Company arranged a $73 million senior bank credit facility (the "Credit Facility"), expiring in June, 2000, consisting of a $35.0 million revolving credit facility, a $15.0 million term loan facility and a $23.0 million letter of credit facility. Aggregate borrowings and outstanding letters of credit under the Credit Facility are limited to eligible receivables and eligible inventories, as defined. Borrowings under the revolving credit facility are intended for general corporate and working capital purposes and, subject to the achievement of certain target financial performance measures, for the purchase of up to $10 million aggregate principal amount of the Notes. Borrowings under the term loan facility are designated solely for the purchase of up to $15 million aggregate principal amount of the Notes. The Credit Facility replaces the Old Credit Facility, which was to expire in July, 1997.

    The Credit Facility and the indenture governing the Company's notes ("Indenture"), contain restrictive covenants which, among other things, limit the ability of the Company to incur other indebtedness, engage in transactions with affiliates, incur liens, make certain restricted payments, and enter into certain business combination and asset sale transactions. The Credit Facility also requires the Company to satisfy certain financial tests and ratios and restricts capital expenditures. In addition, the Credit Facility contains provisions which may require accelerated repayment of the Credit Facility and/or limit the Company's access to the facility upon the incurrence of specific obligations or significant changes in the financial condition, business, properties, prospects or operations of the Company. As of June 30, 1997, the Company was in compliance with all covenants under the Credit Facility and the Indenture.

    On January 21, 1997, the Company entered into an option agreement (the "Option"), with a shareholder, pursuant to which the Company was granted an option to purchase up to $25 million aggregate principal amount of the Notes at par. The Option is exercisable at any time or from time to time, in whole or in part, through January 19, 1998. The Company paid $.8 million for the Option.

    Subsequent to June 30, 1997, the Company entered into an agreement (the "Tender Agreement"), with an unrelated third party, pursuant to which the third party has agreed to tender certain of the Notes held by such party, with an aggregate face value of $32.0 million, for purchase by the Company at a price equal to 99.0% of par. In consideration of entering into the agreement, the Company paid such third party a fee of $960,000 (3% of par). As a condition to the Tender Agreement the holder has also agreed to provide their consent with respect to certain proposed amendments to the Indenture. The Tender Agreement, as extended, expires October 15, 1997.

    On July 10, 1997, the Company commenced an offer to purchase and a consent solicitation (the "Tender Offer and Consent"), for to up to $75 million aggregate principal amount of the Notes, including those subject to the Tender Agreement but excluding those subject to the Option. Terms of the Tender Offer and Consent provide for the purchase of all validly tendered Notes, as defined and subject to certain conditions, at a price equal to 99.0% of par. In addition, holders submitting valid tenders of Notes will have, as a condition to tendering, provided their consent with respect to certain proposed changes to the Indenture, for which consent the holder will receive a fee equal to 3.0% of par (the "Consent Fee"), of the Notes tendered by such holder. The Company has commenced this offering with the intent of reducing the Company's interest expense burden and increasing the Company's financial flexibility. The Company has been engaged in negotiations with various financial institutions and other parties with regard to securing new financing to fund the purchase of the Notes under the Option and the Tender Offer and Consent. Negotiations with certain of these parties recently were terminated, and the Company is currently pursuing alternate means to finance the repurchase of the Notes. There can be no assurance, however, that the Company will be able to obtain, on terms acceptable to the Company, the financing necessary to consummate the Tender Offer and Consent.

    The Company continues the process of evaluating and pursuing, as appropriate, the sale of various non-operating assets and certain land and facilities in order to further improve its working capital. In this regard, effective May 15, 1997, the Company completed the sale of an idle manufacturing facility located in North Carolina. Terms of the agreement call for proceeds aggregating $5.5 million to be received over a three year period. The Company continues to evaluate from a strategic viewpoint other alternatives relative to strengthening the Company's financial position including the potential further sales of non-operating assets and possible joint venture considerations.

    The Company requires substantial cash flow to meet its interest obligations under the Notes and fund the seasonal working capital requirements necessary for its operations. The Company's operating performance continues to be critical in meeting such cash flow requirements. As of June 30, 1997, the Company's working capital was $47.8 million, including cash and cash equivalents of $4.4 million. The Company believes that available working capital, borrowing capacity under the Credit Facility and cash flow generated from operations will provide sufficient liquidity to fund its cash operating expenses, capital expenditures and meet its interest and principal obligations until the Credit Facility and Notes become due.

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

    The Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS No. 130) and No. 131, "Disclosures about Segments of An Enterprise and Related Information" (SFAS No. 131). Both SFAS No. 130 and SFAS No. 131 are effective for financial statements for fiscal years beginning after December 15, 1997. The Company anticipates implementing the reporting provisions required under SFAS No. 130 and SFAS No. 131 for the fiscal year ending June 30, 1999.

                 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
            AND SUPPLEMENTAL SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----
    CONSOLIDATED FINANCIAL STATEMENTS

    Report of Independent Public Accountants                                22
    Consolidated Balance Sheets as of June 30, 1997 and
      December 31, 1996 and 1995                                            23
    Consolidated Statements of Operations for the six
      months ended June 30, 1997 and the years ended
      December 31, 1996, 1995 and 1994                                      24
    Consolidated Statements of Stockholders' Equity for
      the six months ended June 30, 1997 and the years ended
      December 31, 1996, 1995 and 1994                                      25
    Consolidated Statements of Cash Flows for the six months
      ended June 30, 1997 and the years ended December 31,
      1996, 1995 and 1994                                                   26
    Notes to Consolidated Financial Statements                              28



    SUPPLEMENTAL SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS

    Schedule II       Valuation and Qualifying Accounts                     41

      All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Genmar Holdings, Inc.:

    We have audited the accompanying consolidated balance sheets of Genmar Holdings, Inc. (a Delaware corporation) and Subsidiaries as of June 30, 1997, December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the six months ended June 30, 1997 and years ended December 31, 1996, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genmar Holdings, Inc. and Subsidiaries as of June 30, 1997 and December 31, 1996 and 1995, and the results of their operations and their cash flows for the six months ended June 30, 1997 and years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

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



                                                      ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
August 29, 1997

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                        ASSETS
                                                                                     JUNE 30,       DECEMBER 31,   DECEMBER 31,
                                                                                        1997           1996           1995
                                                                                    ----------     -------------  -------------
Current Assets:
  Cash and cash equivalents                                                         $    4,433     $   23,137     $   18,091
  Accounts receivable, net of allowances of $4,249,                                     37,337         36,648         44,877
    $4,108  and  $3,488
  Inventories                                                                          103,610         97,314        119,335
  Prepaid expenses                                                                       2,735          3,152          4,958
                                                                                    ----------     -------------  -------------
    Total current assets                                                               148,115        160,251        187,261
                                                                                    ----------     -------------  -------------
Property and Equipment, at cost:
  Land                                                                                   8,896          9,529         11,190
  Buildings                                                                             64,213         66,881         71,745
  Operating equipment                                                                   52,465         48,878         45,832
  Accumulated depreciation                                                             (70,510)       (66,470)       (65,434)
                                                                                    ----------     -------------  -------------
    Net property and equipment                                                          55,064         58,818         63,333
Other Assets                                                                             9,250          5,296          7,415
Goodwill                                                                                45,850         46,838         48,669
                                                                                    ----------     -------------  -------------
                                                                                    $  258,279     $  271,203     $  306,678
                                                                                    ----------     -------------  -------------
                                                                                    ----------     -------------  -------------

                                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                                                                  $   42,084     $   41,766      $  45,882
  Accrued liabilities                                                                   55,065         61,649         60,478
  Customer deposits                                                                      2,801          7,565          3,953
  Accrued income taxes                                                                     247            544            788
  Current maturities of long-term debt                                                     154            309            893
                                                                                    ----------     -------------  -------------
    Total current liabilities                                                          100,351        111,833        111,994

Long-term Debt                                                                         135,238        124,552        151,445
Other Noncurrent Liabilities                                                            25,823         27,949         36,621
                                                                                    ----------     -------------  -------------

Commitments and Contingencies (Note 7)

Stockholders' Equity (Deficit):
  Common stock, $.01 par, 2,000 shares authorized;
    1,779 issued and outstanding                                                            18             18             18
  Paid-in capital                                                                      116,233        116,233        116,233
  Accumulated deficit                                                                 (119,059)      (109,111)      (109,386)
  Cumulative translation adjustment                                                       (325)          (271)          (247)
                                                                                    ----------     -------------  -------------

    Total stockholders' (deficit) equity                                                (3,133)         6,869          6,618
                                                                                    ----------     -------------  -------------
                                                                                    $  258,279     $  271,203     $  306,678
                                                                                    ----------     -------------  -------------
                                                                                    ----------     -------------  -------------



             The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS)

                                                                       FOR THE SIX
                                                                       MONTHS ENDED
                                                                       JUNE 30,          FOR THE YEARS ENDED DECEMBER 31,
                                                                                     ---------------------------------------
                                                                         1997           1996           1995           1994
                                                                      ---------      ---------      ---------      ---------

Net revenues                                                          $ 260,848      $ 618,056      $ 548,559      $ 499,435

Cost of products and services                                           227,460        530,200        479,617        426,014
                                                                      ---------      ---------      ---------      ---------

    Gross profit                                                         33,388         87,856         68,942         73,421

Selling and administrative expenses                                      31,888         64,653         66,171         58,829
                                                                      ---------      ---------      ---------      ---------

    Operating profit                                                      1,500         23,203          2,771         14,592

Interest expense                                                        (11,026)       (22,190)       (23,862)       (22,674)

Investment and other (loss) income, net                                    (176)           122         15,477         (8,834)
                                                                      ---------      ---------      ---------      ---------

    (Loss) income before income taxes and
      Extraordinary item                                                 (9,702)         1,135         (5,614)       (16,916)

Provision for income taxes                                                 (246)          (860)        (2,090)        (1,040)
                                                                      ---------      ---------      ---------      ---------

    (Loss) income before extraordinary item                              (9,948)           275         (7,704)       (17,956)

Extraordinary loss on extinguishment of debt                                 --             --             --         (6,624)
                                                                      ---------      ---------      ---------      ---------

    Net (loss) income                                                 $  (9,948)     $     275      $  (7,704)     $ (24,580)
                                                                      ---------      ---------      ---------      ---------
                                                                      ---------      ---------      ---------      ---------

                    The accompanying notes to consolidatex financial statements are an integral part of these statements.

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996;
                          AND SIX MONTHS ENDED JUNE 30, 1997
                                    (IN THOUSANDS)



                                                              Common Stock                                         Cumulative
                                                      -------------------------       Paid-In      Accumulated     Translation
                                                        Shares         Amount         Capital        Deficit       Adjustment
                                                      ----------     ----------     ----------    ------------     -----------

Balance, December 31, 1993                                 1,228       $  12        $  12,186     $  (78,469)      $     (174)

Cumulative effect on prior years of
 change in accounting (Note 2)                                --          --               --          1,367               --

 Net loss                                                     --          --               --        (24,580)              --
 Issuance of common stock in
  exchange for cash, marketable
  securities and note payable, net
  of debt assumed                                            551           6          105,249             --               --
 Restructuring fees and expenses                              --          --             (914)            --               --
 Purchase of minority interests in
  Miramar                                                     --          --             (288)            --               --
 Translation adjustment                                       --          --               --             --             (163)
                                                      ----------     ----------     ----------    ------------     -----------

Balance, December 31, 1994                                 1,779          18          116,233       (101,682)            (337)

 Net loss                                                     --          --               --         (7,704)              --
 Translation adjustment                                       --          --               --             --               90
                                                      ----------     ----------     ----------    ------------     -----------

Balance, December 31, 1995                                 1,779          18          116,233       (109,386)            (247)
                                                      ----------     ----------     ----------    ------------     -----------

 Net income                                                   --          --               --            275               --
 Translation adjustment                                       --          --               --             --              (24)
                                                      ----------     ----------     ----------    ------------     -----------

Balance, December 31, 1996                                 1,779          18          116,233       (109,111)            (271)
                                                      ----------     ----------     ----------    ------------     -----------

 Net loss                                                     --          --               --         (9,948)              --
 Translation adjustment                                       --          --               --             --              (54)
                                                      ----------     ----------     ----------    ------------     -----------

Balance, June 30, 1997                                     1,779       $  18        $ 116,233     $ (119,059)      $     (325)
                                                      ----------     ----------     ----------    ------------     -----------
                                                      ----------     ----------     ----------    ------------     -----------


                    The accompanying notes to consolidatex financial statements are an integral part of these statements.

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)


                                                                    FOR THE SIX
                                                                   MONTHS ENDED              FOR THE YEARS ENDED DECEMBER 31
                                                                       JUNE 30,       --------------------------------------
                                                                           1997           1996           1995           1994
                                                                       --------       --------       --------       --------
OPERATING ACTIVITIES:
 Net (loss) income                                                     $ (9,948)      $    275       $ (7,704)      $(24,580)
 Adjustments to reconcile net (loss) income to net
 cash (used in) provided by operating activities:
  Depreciation and amortization                                           6,211         11,618         11,213          9,281
  Write-down of property and trademark                                    1,124             --             --             --
  Extraordinary loss on extinguishment of debt                               --             --             --          6,624
  Net (gain) loss on sale of marketable securities
    and write-down in carrying value                                         --             --         (9,452)        21,915
  Litigation settlement                                                      --             --             --        (13,000)
  Net changes in operating assets and
    liabilities, per accompanying schedule                              (19,025)        27,707         13,662        (30,391)
  Other                                                                      88            398             31            185
Payment of noncurrent liabilities                                        (1,326)        (3,900)        (5,822)        (5,039)
                                                                       --------       --------       --------       --------
  Net cash (used in) provided by operating
    activities                                                          (22,876)        36,098          1,928        (35,005)
                                                                       --------       --------       --------       --------
INVESTING ACTIVITIES:
 Property and equipment additions                                        (5,088)        (5,511)       (12,987)        (3,879)
 Proceeds from the sale of property                                         306          3,966             --             --
 Proceeds from sale of marketable securities                                 --             --         58,770         13,610
 Sales of debentures                                                         --             --             --          2,367
 Sales of restricted cash and investments                                    --             --             --         14,500
  Net cash (used in) provided by investing
                                                                       --------       --------       --------       --------
    activities                                                           (4,782)        (1,545)        45,783         26,598
                                                                       --------       --------       --------       --------
FINANCING ACTIVITIES:
 Proceeds from revolving credit facility                                 50,000         59,000         25,000         66,000
 Repayment of revolving credit facility                                 (40,000)       (87,231        (56,285)        (6,484)
 Proceeds from the notes                                                     --             --             --        100,000
 Repayments of other long-term debt, net                                   (221)          (916)        (2,988)      (108,577)
 Repayment of debentures                                                     --             --             --        (49,064)
 Purchase of bond option                                                   (825)            --             --             --
 Issuance of common stock                                                    --             --             --          5,000
 Deferred financing costs                                                    --           (360)          (450)        (7,474)
 Other                                                                       --             --            404         (1,061)
                                                                       --------       --------       --------       --------
    Net cash provided by (used in) financing
    activities                                                            8,954        (29,507)       (34,319)        (1,660)
                                                                       --------       --------       --------       --------

 (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                           (18,704)         5,046         13,392        (10,067)
CASH AND CASH EQUIVALENTS:
 Balance, beginning of year                                              23,137         18,091          4,699         14,766
                                                                       --------       --------       --------       --------
 Balance, end of year                                                  $  4,433       $ 23,137       $ 18,091       $  4,699
                                                                       --------       --------       --------       --------
                                                                       --------       --------       --------       --------


                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (CONTINUED)



                                                                    FOR THE SIX
                                                                   MONTHS ENDED           FOR THE YEARS ENDED DECEMBER 31
                                                                       JUNE 30,       --------------------------------------
                                                                           1997           1996           1995           1994
                                                                      ---------      ---------      ---------      ---------

Changes in operating assets and liabilities consist of:
 Accounts receivable                                                  $    (689)     $   5,742      $  17,481      $ (23,036)
 Inventories                                                             (6,296)        20,895        (24,386)       (22,529)
 Prepaid expenses and other                                                 417          1,806         15,740           (147)
 Accounts payable, accrued liabilities and accrued
    income taxes                                                         (7,693)        (4,348)         6,917         17,288
 Customer deposits                                                       (4,764)         3,612         (2,090)        (1,967)
                                                                      ---------      ---------      ---------      ---------

      Net changes                                                     $ (19,025)     $  27,707      $  13,662      $ (30,391)
                                                                      ---------      ---------      ---------      ---------
                                                                      ---------      ---------      ---------      ---------

Supplemental cash flow information:
 Interest paid during the year                                        $   8,315      $  18,608      $  20,666      $  18,785
 Income taxes paid during the year                                          587          1,108          1,494            493
                                                                      ---------      ---------      ---------      ---------
                                                                      ---------      ---------      ---------      ---------

Schedule of noncash financing and investing activities:
 Common stock issued in the restructuring in
    exchange for marketable securities and notes
    payable, net of debt assumed                                             --      $      --      $      --      $ 100,254
 Property and equipment additions from capital leases                        --            362             --            301
 Sale of property in exchange for notes receivable                        4,594             --             --          1,800
                                                                      ---------      ---------      ---------      ---------
                                                                      ---------      ---------      ---------      ---------


                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

    FISCAL YEAR:

    Effective June 2, 1997, the Company changed its fiscal year end from December 31 to June 30. Accordingly, all general references to years relate to fiscal years unless otherwise noted.

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

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    REVENUE RECOGNITION:

    Revenue for products and services, reported net of dealer and other discounts, is generally recognized at the time of shipment or when services have been performed. Revenue on certain custom yachts sold directly to consumers under contract is recognized using the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts to measure the stage of completion. The cumulative effects of revisions of estimated total contract costs and revenues are recorded in the period in which the facts requiring the revision become known. When a loss is anticipated on a contract, the full amount thereof is provided currently. Change orders are reflected at estimated recoverable amounts. Trade receivables at June 30, 1997 and December 31, 1996 and 1995 include revenue recognized in excess of customer progress payments received on long-term contracts of $1.9 million, $2.1 million and $2.5 million, respectively.

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

    The Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS No. 130) and No. 131, "Disclosures about Segments of An Enterprise and Related Information" (SFAS No. 131). Both SFAS No. 130 and SFAS No. 131 are effective for financial statements for fiscal years beginning after December 15, 1997. The Company anticipates implementing the reporting provisions required under SFAS No. 130 and SFAS No. 131 for the fiscal year ending June 30, 1999.

    CASH AND CASH EQUIVALENTS:

    Cash includes cash equivalents consisting principally of short-term investments in commercial paper with original maturities of three months or less and are recorded at cost, which approximates fair value.

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    INVENTORIES:

    Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The Company uses the first-in, first-out cost method in determining cost for substantially all its inventories. Inventories consist of the following (in thousands):

                             JUNE 30,       DECEMBER 31,        DECEMBER 31,
                              1997             1996                1995
                            -----------    -------------        ------------
Raw materials               $  35,806       $   34,589          $   40,006
Work in process                37,863           35,770              39,492
Finished goods                 29,941           26,955              39,837
                            -----------    -------------        ------------
                            $ 103,610       $   97,314          $  119,335
                            -----------    -------------        ------------
                            -----------    -------------        ------------

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

    GOODWILL:

    Goodwill is being amortized on a straight-line basis over various periods not exceeding 40 years. The company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. Factors considered include, among others, deterioration of its dealer organization, adverse changes to or lack of acceptance of an individual product line, the marketplace's continuing adverse perception of a trade name, adverse changes in governmental and tax regulations, adverse and permanent changes in the competitive environment affecting a product line and continuing poor operating results deemed by management to result from other than the cyclical nature of the marine industry. When factors indicate that goodwill should be evaluated for possible impairment, the company follows the undiscounted operating cash flows method, whereby the unamortized goodwill amount will be written down if it is significantly greater than the estimated undiscounted operating cash flows for the entity or product lines for which the goodwill is applicable. Accumulated amortization was $19.3 million, $18.5 million and $16.6 million at June 30, 1997 and December 31, 1996 and 1995, respectively.

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    ACCRUED LIABILITIES:

    Accrued liabilities consist of the following (in thousands):

                                    JUNE 30,     DECEMBER 31,     DECEMBER 31,
                                      1997           1996             1995
                                    ----------    ------------    ------------
Warranty                           $  13,378      $  13,407       $  9,361
Sales incentives                       7,720         11,105          9,121
Payroll related                        9,342         11,493          8,263
Interest                               7,185          6,330          7,002
Insurance                              7,939          7,501          6,142
Other                                  5,751          8,063         14,589
                                    ----------    ------------    ------------
                                      51,315         57,899         54,478
Accrued liabilities related to
   divested operations                 3,750          3,750          6,000
                                    ----------    ------------    ------------
       Total accrued liabilities   $  55,065      $  61,649      $  60,478
                                    ----------    ------------    ------------
                                    ----------    ------------    ------------

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

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  DEBT

    At the year end dates indicated below, long-term debt, net of related discounts, consisted of the following (in thousands):


                                            JUNE 30,     DECEMBER 31,     DECEMBER 31,
                                              1997           1996             1995
                                           ------------   -------------   ------------
Revolving credit facility, at a
    weighted average interest rate
    of 9.2% at June 30, 1997 and
    9.1% at December 31, 1995.            $     10,000   $         --    $    28,231
The Notes, at an interest rate of at
    13.5%, due 2001                            100,000        100,000        100,000
Miramar Acquisition Note,
    Industrial Development Revenue
    Bonds, and other, net of
    unamortized discount of $6.3
    million at June 30, 1997 and
    $7.0 and $8.3 million at
    December 31, 1996 and 1995,
    respectively, at stated interest
    rates of 4.7% to 13.1%, due in
    varying installments through
    2005                                        25,392         24,861         24,107
                                           -----------   ------------    -----------
       Total debt                              135,392        124,861        152,338
Less-current maturities                           (154)          (309)          (893)
                                           -----------   ------------    -----------
       Total long-term debt                $   135,238   $    124,552    $   151,445
                                           -----------   ------------    -----------
                                           -----------   ------------    -----------


    Aggregate maturities of long-term debt are approximately $.2 million in the fiscal year ending June 30, 1998 (fiscal 1998), $.1 million in fiscal 1999, $11.1 million in fiscal 2000, $122.9 million in fiscal 2001, none in fiscal 2002 and $1.1 million thereafter. At June 30, 1997, the fair value of long-term debt was approximately $133.5 million.

    In July 1994, the Company arranged a senior bank credit facility (the "Old Credit Facility"), consisting of a $60 million revolving credit facility and a $25 million letter of credit facility, and expiring in July, 1997.
Concurrently, the Company also issued $100 million aggregate principal amount of 13 1/2% Senior Subordinated Notes due 2001 (the "Notes").

    At June 30, 1997, the Old Credit Facility, as amended and restated, consisted of a $29.2 million revolving credit facility and a $30.8 million letter of credit facility. Weighted average borrowings outstanding under the revolving credit facility during 1997 were $8.2 million. Aggregate borrowings and outstanding letters of credit under the Old Credit Facility were limited to eligible receivables and eligible inventories, as defined. At June 30, 1997, the Company had $19.2 million of availability under the revolving credit facility, and outstanding letters of credit aggregating $22.2 million. Approximately $15.7 million of such letters of credit collateralized insurance programs; the remainder principally related to dealer floor plan financing arrangements with certain financial institutions and to liabilities retained by the Company in connection with divested operations (see Note 7).

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  DEBT (CONTINUED)

    Effective July 1, 1997, the Company arranged a $73 million senior bank credit facility (the "Credit Facility"), consisting of a $35.0 million revolving credit facility, a $15.0 million term loan facility and a $23.0 million letter of credit facility, and expiring in June, 2000. Aggregate borrowings and outstanding letters of credit under the Credit Facility are limited to eligible receivables and eligible inventories, as defined. Borrowings under the revolving credit facility are intended for general corporate and working capital purposes and, subject to the achievement of certain target financial performance measures, for the purchase of up to $10 million aggregate principal amount of the Notes. Borrowings under the term loan facility are designated solely for the purchase of up to $15 million aggregate principal amount of the Notes. The Credit Facility replaces the Old Credit Facility, which was to expire in July, 1997.

    The borrowings under the Credit Facility and the Notes are collateralized by substantially all of the assets of the Company and its subsidiaries and are guaranteed by substantially all of the Company's subsidiaries ("Subsidiary Guarantors"). The following is summary financial information pertaining to the Subsidiary Guarantors as of and for the six months ended June 30, 1997 (in thousands):


    Current assets                                    $  142,994
    Noncurrent assets                                    101,194
    Current liabilities                                   79,324
    Noncurrent liabilities                                30,671

    Net revenues                                         252,045
    Gross profit                                          32,110
    Operating profit                                       6,149
    Net loss                                               (390)
                                                      ----------
                                                      ----------

    At June 30, 1997, the aggregate combined net assets, net revenues, earnings and equity of the Subsidiary Guarantors were substantially equivalent to the net assets, net revenues, earnings and equity of the Company, except for certain obligations and operating, interest and other expenses pertaining to non-guarantor entities. In addition, the Subsidiary Guarantors are jointly and severally liable with respect to the Notes, and such guarantees are full and unconditional (except as subject to a fraudulent conveyance savings clause). Each of the Subsidiary Guarantors is a wholly-owned subsidiary of the Company. The Company has no operations independent of those of the Subsidiary Guarantors, and the non-guaranteeing subsidiaries of the Company, individually and in the aggregate, are inconsequential. Management believes that separate financial statements of the Subsidiary Guarantors are inconsequential to investors and such financial statements are not included herein.

    The Credit Facility and the Indenture contain restrictive covenants which, among other things, limit the ability of the Company to incur other indebtedness, engage in transactions with affiliates, incur liens, make certain restricted payments, and enter into certain business combination and asset sale transactions. The Credit Facility also requires the Company to satisfy certain financial tests and ratios and restricts capital expenditures. In addition, the Credit Facility contains provisions which may require accelerated repayment of the Credit Facility and/or limit the Company's access to the facility upon the incurrence of specific obligations or significant changes in the financial condition, business, properties, prospects or operations of the Company. As of June 30, 1997, the Company was in compliance with all covenants under the Credit Facility and the Indenture.

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  DEBT (CONTINUED)

    On January 21, 1997, the Company entered into an option agreement (the "Option"), with a shareholder, pursuant to which the Company was granted an option to purchase up to $25 million aggregate principal amount of the Notes at par. The Option is exercisable at any time or from time to time, in whole or in part, through January 19, 1998. The Company paid $.8 million for the Option.

    Subsequent to June 30, 1997, the Company entered into an agreement (the "Tender Agreement"), with an unrelated third party, pursuant to which the third party has agreed to tender certain of the Notes held by such party, with an aggregate face value of $32.0 million, for purchase by the Company at a price equal to 99.0% of par. In consideration of entering into the agreement, the Company paid such third party a fee of $960,000 (3% of par). As a condition to the Tender Agreement the holder has also agreed to provide their consent with respect to certain proposed amendments to the Indenture. The Tender Agreement, as extended, expires October 15, 1997.

    On July 10, 1997, the Company commenced an offer to purchase and a consent solicitation (the "Tender Offer and Consent"), for to up to $75 million aggregate principal amount of the Notes, including those subject to the Tender Agreement but excluding those subject to the Option. Terms of the Tender Offer and Consent provide for the purchase of all validly tendered Notes, as defined and subject to certain conditions, at a price equal to 99.0% of par. In addition, holders submitting valid tenders of Notes will have, as a condition to tendering, provided their consent with respect to certain proposed changes to the Indenture, for which consent the holder will receive a fee equal to 3.0% of par (the "Consent Fee"), of the Notes tendered by such holder. The Company has commenced this offering with the intent of reducing the Company's interest expense burden and increasing the Company's financial flexibility. The Company has been engaged in negotiations with various financial institutions and other parties with regard to securing new financing to fund the purchase of the Notes under the Option and the Tender Offer and Consent. Negotiations with certain of these parties recently were terminated, and the Company is currently pursuing alternate means to finance the repurchase of the Notes. There can be no assurance, however, that the Company will be able to obtain, on terms acceptable to the Company, the financing necessary to consummate the Tender Offer and Consent.

5.  INCOME TAXES

    The Company utilizes the liability method to account for income taxes. The liability method requires that deferred assets and liabilities be recognized for the expected future tax effects of the temporary differences between the tax and book bases of the assets and liabilities.

    Components of the provision for income taxes were as follows for the six months ended June 30, 1997 and for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                       JUNE 30,      DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                         1997            1996           1995          1994
                        --------     ------------   ------------   ------------
CURRENT:
  Federal              $   --       $     --       $  1,050       $     --
  State and foreign       246            860          1,040            522
                        --------     ------------   ------------   ------------
       Total current      246            860          2,090            522
Deferred                   --             --             --            518
                        --------     ------------   ------------   ------------
       Total           $  246       $    860       $  2,090       $  1,040
                        --------     ------------   ------------   ------------
                        --------     ------------   ------------   ------------

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  INCOME TAXES (CONTINUED)

    At June 30, 1997, the Company had total net operating loss carryforwards of approximately $177 million. Realization of $28 million of certain net operating loss carryforwards is limited annually under Section 382 of the Internal Revenue Code, as amended. These net operating loss carryforwards can only be used to offset taxable income of certain companies. The Company also had unused minimum tax credits that may be available to offset future federal income tax liabilities.

    The reconciliation of the federal statutory provision to the income tax provision for financial reporting purposes for the six months ended June 30, 1997 and for the years ended December 31, 1996, 1995 and 1994 was as follows (in thousands):


                                          JUNE 30,      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                            1997           1996           1995            1994
                                          ---------     ------------   ------------   ------------
Tax expense (benefit) at
  FEDERAL STATUTORY RATES                $ (3,300)      $    386       $ (1,909)      $ (5,751)
Losses without income tax benefit           3,300           (386)         2,959          6,269
Foreign and state income taxes                246            860          1,040            522
                                          ---------     ------------   ------------   ------------
      Total provision                    $    246       $    860       $  2,090       $  1,040
                                          ---------     ------------   ------------   ------------
                                          ---------     ------------   ------------   ------------

    Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at June 30, 1997 and
December 31, 1996, 1995 and 1994 were as follows (in thousands):

                                          JUNE 30,      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                            1997           1996           1995            1994
                                          ---------     ------------   ------------   ------------
Loss carryforwards                       $ 67,145       $ 69,320       $ 66,696       $ 72,675
Liabilities retained related to
  previously divested businesses            4,718          5,474          9,543         12,924
Other                                      21,392         23,218         20,902         19,300
Valuation allowance                       (91,690)       (94,883)       (92,446)       (74,761)
                                          ---------     ------------   ------------   ------------
  Deferred tax assets                       1,565          3,129          4,695         30,138
Deferred tax liabilities                   (1,565)        (3,129)        (4,695)       (30,138)
                                          ---------     ------------   ------------   ------------
  Net deferred taxes                     $     --       $     --       $     --       $     --
                                          ---------     ------------   ------------   ------------
                                          ---------     ------------   ------------   ------------


    The company has determined that the realization of the loss carryforwards and net deferred tax assets do not meet the recognition criteria under SFAS NO. 109, "Accounting for Income Taxes," and accordingly, valuation allowances have been established for the tax benefit of these loss carryforwards and the net deferred tax assets.


6.  EMPLOYEE BENEFIT PLANS

    The Company and certain of its subsidiaries maintain defined contribution retirement plans covering substantially all full-time employees. Under certain of these plans, eligible participants may make voluntary contributions up to 25% of their compensation, as permitted by plan provisions. The plans provide for the Company to make matching and other contributions to eligible participants. The Company made contributions to these plans aggregating $.4 million for the six months ended June 30, 1997 and $1.1 million, $1.0 million and $.5 million during the years 1996, 1995 and 1994, respectively.

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  COMMITMENTS AND CONTINGENCIES

    DEALER INVENTORY FLOOR PLAN FINANCING:

    The Company and its subsidiaries are parties to certain dealer inventory floor plan financing arrangements with various financial institutions pursuant to which each may be required, in the event of default by a financed dealer, to repurchase products previously sold to such dealer. Under certain of these arrangements, the Company also has recourse liability in the event of dealer default. The Company repurchased $1.4 million of such dealer inventory in the six months ended June 30, 1997 and $3.2 million, $1.9 million and $.8 million in 1996, 1995 and 1994, respectively. The Company incurred $.6 million in recourse losses under these arrangements in the six months ended June 30, 1997 and $.4 million in 1996. As of June 30, 1997, the Company and certain subsidiaries were contingently liable under these agreements for repurchase and recourse in the amounts of $41.7 million and $12.3 million, respectively.

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

    LEASES AND COMMITMENTS:

    The Company, through its subsidiaries, leases certain facilities and equipment under operating lease arrangements which expire at various dates through 2001. These leases generally contain renewal options and require the Company to pay the maintenance, insurance, taxes and other expenses in addition to the minimum annual rentals. Rent expense related to operating leases was $1.0 million for the six months ended June 30, 1997, and $2.2 million, $2.1 million and $1.9 million for the years ended December 31, 1996, 1995 and 1994, respectively. The Company has no material future lease commitments.

    Wood Manufacturing Company, Inc. ("Wood") sponsors fishing tournaments and maintains advertising contracts which require cash payments. Wood has also agreed to provide certain products as tournament prizes. Aggregate future commitments under these arrangements approximate $1.0 million for the fiscal years 1998-2000.

    The Company has an agreement with Mercury Marine, a division of Brunswick Corporation ("Brunswick"), for the purchase of outboard engines. The agreement, which will expire December 31, 2002, contains minimum annual purchase requirements in order for the Company to earn certain discounts and/or receive certain rebates. As of June 30, 1997, the Company has received $1.7 million as

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

    In 1995, the Company signed a final consent order with the Florida Department of Environmental Protection to settle all outstanding issues with respect to an acetone leak at its plant in Sarasota, Florida, and recorded additional provisions of $2.2 million to cover the estimated cost of remediation activities required at this site. Based on available information, the Company believes reserves of $2.0 million as of June 30, 1997 are adequate to cover such estimated costs. The Company made payments for penalties and remediation activities of $.2 million for the six months ended June 30, 1997, and $.8 million, $1.0 million and $.3 million during the years ended December 31, 1996, 1995 and 1994, respectively.

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

    The Company also incurs costs from time to time for environmental claims relating to certain of its previously divested businesses. The Company made payments relating to environmental costs incurred with respect to these businesses of approximately $.3 million for the six months ended June 30, 1997, and $1.9 million and $.6 million during the years ended December 31, 1996 and 1995, respectively. The Company anticipates total environmental-related costs associated with its divested operations to range from approximately $5 million to $6 million, which include Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA") type liabilities, and which costs are likely to be incurred over a period of up to 10 years. With respect to these potential liabilities, the Company has

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

been identified as a potential responsible party at approximately 10 active sites. Based on available information, the Company believes adequate reserves have been provided to cover such potential costs as of June 30, 1997.

    Other noncurrent liabilities consist of the following (in thousands):

                                           JUNE 30,   DECEMBER 31, DECEMBER 31,
                                             1997         1996         1995
                                          ---------   -----------   ------------
    Liabilities related to previously
      Divested businesses:
      Postretirement medical benefits    $  1,378    $    2,487     $  10,358
      Insurance                             5,589         6,161         8,255
      Legal and environmental               7,769         8,058         9,960
      Other                                 7,261         7,326         6,567
                                          ---------   -----------   ------------
                                           21,997        24,032        35,140
      Less: Portion included in
      accrued liabilities                  (3,750)       (3,750)       (6,000)
                                          ---------   -----------   ------------
      Long-term portion                    18,247        20,282        29,140
    Other noncurrent liabilities
      related to current operations         7,576         7,667         7,481
                                          ---------   -----------   ------------
         Total other noncurrent
          liabilities                   $  25,823    $   27,949     $  36,621
                                          ---------   -----------   ------------
                                          ---------   -----------   ------------

    LETTERS OF CREDIT:

    At June 30, 1997, the Company had outstanding letters of credit aggregating $22.2 million. Approximately $15.7 million of such letters of credit collateralized insurance programs; the remainder principally related to dealer floor plan financing arrangements with certain financial institutions and to liabilities retained by the Company in connection with divested operations.


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

aggregated approximately $.7 million during the six months ended June 30, 1997 and $1.5 million, $1.4 million and $1.0 million during the years 1996, 1995 and 1994, respectively.

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

    During 1996 and 1995, the Company recorded revenues from boat sales to affiliates of approximately $1.4 million and $5.4 million, respectively. Management believes the terms of such sales were consistent with terms of sales to non-affiliated parties. No such sales were recorded in the six months ended June 30, 1997.

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

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. SUPPLEMENTAL STATEMENTS OF OPERATIONS INFORMATION (UNAUDITED) (IN
THOUSANDS)


                                        First         Second          Third         Fourth
                                       Quarter        Quarter       Quarter        Quarter          Total
                                   -------------   -----------    -------------  -----------     ---------

                                                                1997 (six months)
                                   -----------------------------------------------------------------------
    Net revenues                  $  120,023      $ 140,825           --              --        $260,848
    Gross profit                      14,093         19,295           --              --          33,388
    Operating profit (loss)           (2,799)         4,299           --              --           1,500
    Net loss                          (9,220)          (728)          --              --          (9,948)
                                   -------------   -----------    -------------  -----------     ---------
                                   -------------   -----------    -------------  -----------     ---------
                                                                   1996
                                   -----------------------------------------------------------------------
    Net revenues                  $  150,492      $ 153,610      $ 145,562      $ 168,392       $618,056
    Gross profit                      19,817         21,273         18,931         27,835         87,856
    Operating profit                   3,711          7,525          3,256          8,711         23,203
    Net income (loss)                 (1,966)         1,692         (2,252)         2,801            275
                                   -------------   -----------    -------------  -----------     ---------
                                   -------------   -----------    -------------  -----------     ---------
                                                                   1995
                                   -----------------------------------------------------------------------
    Net revenues                  $  134,719      $ 140,737      $ 129,147      $ 143,956       $548,449
    Gross profit                      18,628         21,483         13,549         15,282         68,942
    Operating profit (loss)            2,182          5,400         (2,461)        (2,350)         2,771
    Net income (loss)                 (2,616)         7,381         (3,715)        (8,754)        (7,704)
                                   -------------   -----------    -------------  -----------     ---------
                                   -------------   -----------    -------------  -----------     ---------


                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                    (In Thousands)


                                                                            Charge for
                                                Balance      Provision    Purpose that       Balance
                                               Beginning    Charged to      Reserve was       End
                                                of Year      Operations    Established       of Year
                                              ----------    ------------   -------------   ----------

Reserve for doubtful accounts

For the year ended December 31, 1994          $  2,169      $     739      $    (452)      $  2,456
                                              ----------    ------------   -------------   ----------
                                              ----------    ------------   -------------   ----------

For the year ended December 31, 1995          $  2,456      $   1,373      $    (341)      $  3,488
                                              ----------    ------------   -------------   ----------
                                              ----------    ------------   -------------   ----------

For the year ended December 31, 1996          $  3,488      $   2,297      $  (1,677)      $  4,108
                                              ----------    ------------   -------------   ----------
                                              ----------    ------------   -------------   ----------

For the six months ended June 30, 1997        $  4,108      $     166      $     (25)      $  4,249
                                              ----------    ------------   -------------   ----------
                                              ----------    ------------   -------------   ----------


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to the executive Officers and Directors of the Company:
              NAME           AGE                   TITLE
    ---------------------    -------------------------------------------------
    Irwin L. Jacobs          56   Chairman of the Board and Director
    Grant E. Oppegaard       54   President, Chief Executive Officer and
                                  Director
    Roger R. Cloutier, II    44   Executive Vice President and Chief Financial
                                  Officer
    Mary P. McConnell        45   Senior Vice President, Secretary and General
                                  Counsel
    George E. Sullivan       53   Senior Vice President-Marketing
    David H. Vigdal          55   Senior Vice President-Operations
    Mark W. Peters           35   Vice President and Controller
    James B. Farrell         61   Director and President of Hatteras Yachts
    Bjorn Ahlstrom           63   Director
    Daniel G. DeVos          39   Director
    Daniel T. Lindsay        53   Director
    Robert B. Mercer         46   Director
    William W. Nicholson     54   Director
    Carl R. Pohlad           82   Director
    James O. Pohlad          44   Director
    Jerry L. Tubergen        44   Director

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

    Mr. Jacobs has served as Chairman and a Director of the Company since April 1994. Mr. Jacobs was also Chief Executive Officer of the Company from April 1994 through December 1995. Mr. Jacobs also serves or has served as President and a director of IJ Holdings from 1988 to 1994; Chairman and Chief Executive Officer of Minstar from 1982 to 1992; Chairman and President of Jacobs Industries, Inc. ("JII"), a holding company (since 1977); President and a director of JMC, a management company (since 1981); Chairman of Watkins, a company engaged in direct marketing of household and health products (since 1978); Chairman of Jacobs Trading Company, a company engaged in wholesale and retail sale of close-out merchandise (since 1989); President and Chief Executive Officer of Jacobs Investors, Inc., a management services company and of IMR General, Inc., which is the general partner of IMR Management Partners, L.P., the general partner of the IMR Fund, L.P., an equity investment fund company (since 1990); President and Director of Jacobs Realty II, Inc. (since 1993); Director of IPI, Inc., a public company engaged in the franchising of business printing centers (since March 1997); and Chairman of Operation Bass, Inc., a tournament fishing management company (since July 1996).

    Mr. Oppegaard has served as President of the Company since November 1996, and as Chief Executive Officer since January 1996. Prior to January 1996, Mr. Oppegaard has served the Company in various capacities since 1995, the most recent as Senior Vice President of Operations. Mr. Oppegaard has served as a consultant and/or employee of various entities, including the Company, from 1994 to 1995. In December, 1993 Mr. Oppegaard was retained as a consultant by MEI Salons Corp. ("MEI"), a company associated with the management of professional beauty salons, to evaluate the company's operations. In

January, 1994, he began serving MEI as Chief Operating Officer and in February, 1994, MEI filed a petition under the federal bankruptcy laws. Mr. Oppegaard resigned from his employment with MEI in July, 1994. From 1990 to 1992, Mr. Oppegaard was Executive Vice President and Senior Operations Officer of Fingerhut, Inc., a direct marketing company.

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

     Mr. Vigdal has served as Senior Vice President-Operations of the Company since joining the Company in July 1997. Prior to joining the Company, Mr. Vigdal worked as Executive Vice President-Administration for Premier Salons from 1993-1996. From 1967 to 1993, Mr. Vigdal served in various capacities, including Vice President-Administration for both Cable Value Network (CVN) and Fingerhut Companies, Inc.

     Mr. Peters has served as Vice President and Controller of the Company since July 1997. From December 1995 to July 1997, Mr. Peters served as Controller of the Company. Prior thereto, Mr. Peters served the Company in a number of management/finance capacities since 1984.

    Mr. Farrell has served as President of the Company's Hatteras Yachts division since November, 1996. Prior to that, Mr. Farrell served as President and Chief Operating Officer of the Company since December 1995. Mr. Farrell served as Vice President, Secretary and General Counsel of the Company from April 1994 to December 1995. From November, 1995 to November, 1996, Mr. Farrell also served as President of Minstar and Genmar Industries. Mr. Farrell was Vice President, Secretary and General Counsel of Minstar (1984 through November
1995); and Vice President and Secretary of Genmar Industries (1988 through November 1995).

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

     Mr. DeVos has served as a director of the Company since April 1994. Mr. DeVos is also President/CEO of Capital DP Fox Ventures, a real estate development and sports management firm; Vice President-Corporate Affairs (since
1993), member of the Policy Board (since 1989) and Executive Committee (since
1992) of Amway Corporation, a company engaged in the direct sale of consumer products; and trustee of First Union Real Estate Investments, a real estate investment trust. Mr. DeVos previously held other vice president positions at Amway Corporation.

     Mr. Lindsay has served as a director of the Company since April 1994. Mr. Lindsay is Secretary and a director of JII (since 1977); Secretary and a director of Watkins (since 1979); Executive Vice President, Secretary and a director of JMC (since 1981); Secretary and a director of Jacobs Investors, Inc. and IMR General, Inc., a limited partner in IMR Management L.P., the general partner of IMR Fund, L.P. (since 1992); a former director of Miramar; and a former director of Mountain Parks Financial Corporation (from 1980 through
1996).

     Mr. Mercer has served as a director of the Company since April 1994. Mr. Mercer is also Senior Vice President of Volvo (since 1989) and Vice President, Staff & Services and General Counsel of Volvo Cars of North America, Inc. (since
1993).

     Mr. Nicholson has served as a director of the Company since April, 1996. Mr. Nicholson is a private investor and serves as a consultant to Amway Corporation ("Amway"). From 1984 through 1992, Mr. Nicholson served as Chief Operating Officer of Amway. Mr. Nicholson is also a limited partner of the IMR Fund, L.P.

     Mr. Carl R. Pohlad has served as a director of the Company since April 1994. Mr. Pohlad is also President and a director of Marquette Bancshares, Inc., a multi-bank holding company (since 1993); a former director of IJ Holdings; a director and Chairman of the Board of Mesaba Holdings, Inc., a regional airline; and is owner and managing general partner of the Minnesota Twins, a major league baseball franchise. In addition, from 1986 through October 1994, Mr. Pohlad served as a director and Chairman of the Board of MEI Diversified, Inc., a company associated with the development, manufacture and sale of medical products and the management of real estate.

     Mr. James O. Pohlad has served as a director of the Company since April 1994. Mr. Pohlad is also an Executive Vice President and director of Marquette Bancshares, Inc. (since 1993); a former director of IJ Holdings; and a director and Vice President of the Pohlad Companies.

     Mr. Tubergen has served as a director of the Company since April 1994. Mr. Tubergen is also President and Chief Executive Officer of RDV Corporation, a private financial management firm (since its formation in 1991); and a director of Alternative Living Services (NYSE: ALS) (since 1995). Mr. Tubergen served as the managing partner of Deloitte & Touche in Grand Rapids, Michigan from 1987 to 1991.




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

     The following are descriptions of transactions which have occurred since January 1, 1997 which the Company or its predecessors was or is to be a party and in which a member or members of the Executive/Audit/Compensation Committee had or are to have a direct or indirect material interest.

     The Company has entered into a management services agreement with JMC. The management services provided include services of an advisory, analytical and consulting nature as the Company may reasonably request relating to the management, business operations, assets and planning of the Company. During fiscal 1997, the Company paid JMC $890,000 for such services. The Company believes the terms of such agreement are as favorable as could have been obtained from an unaffiliated third party for comparable services.

    During 1997, the Company leased office space to JMC. JMC made lease payments to the Company in the amount of $184,000 which equaled the proportionate share of the Company's cost of such leased space based on the amount of square feet of space occupied by JMC. The Company believes the terms of such lease for such space are as favorable as could have been obtained from an unaffiliated third party.

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



                                                                  ANNUAL COMPENSATION(5)
                                                                  ----------------------
NAME AND PRINCIPAL POSITION                                                                OTHER ANNUAL
---------------------------
                                                  YEAR        SALARY       BONUS (6)      COMPENSATION (7)
                                                  --------------------------------------------------------
Grant E. Oppegaard                                1997       $200,000              -              -
Chief Executive Officer and President  (1)        1996        300,000       $275,917              -
                                                  1995        174,461              -              -

Roger R. Cloutier, II                             1997        120,000              -              -
Executive Vice President and Chief                1996        183,333        126,462              -
Financial Officer (2)                             1995              -              -              -

William A. Munsell                                1997        120,000              -              -
Executive Vice President-Operations (3)           1996        200,000        137,959              -
                                                  1995        200,000         60,000              -

George E. Sullivan                                1997         85,000              -              -
Senior Vice President-Marketing (4)               1996        160,000         73,578              -
                                                  1995        155,768         55,000              -

Mary P. McConnell,                                1997         85,000              -              -
Senior Vice President, Secretary and              1996        140,000         64,380              -
General Counsel                                   1995        125,000         25,000              -




(1) Mr. Oppegaard was elected Chief Executive Officer effective January 1996, and President effective November 1996. Prior to January 1996, he served the Company in various capacities, including Senior Vice President of Operations.

(2) Mr. Cloutier joined the Company effective February, 1996.

(3) Mr. Munsell resigned his position of Executive Vice President-Operations subsequent to June 30, 1997.

(4) Compensation for a portion of 1995 was paid by Wellcraft Marine Corp., an indirect subsidiary of the Company.

(5) Compensation for 1997 represents amounts paid for the six months ended June 30, 1997.

(6) Bonus amounts in 1997 and 1996 were payable based on formulas tied to the Company's operating performance, subject to approval of the Board of Directors of the Company. Bonus amounts in 1995 were payable at the discretion of the Board of Directors of the Company.

(7) In accordance with the rules of the Securities and Exchange Commission, amounts totaling less than the lesser of $50,000 or 10% of the total of annual salary and bonus reported for each executive officer have been omitted.

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

NAME AND ADDRESS OF BENEFICIAL OWNER          AMOUNT AND NATURE       PERCENT
------------------------------------       OF BENEFICIAL OWNERSHIP    OF CLASS
-------------------------------------------------------------------------------
Group consisting of:                             561,213   (1)           31.5%
Irwin L. Jacobs
Jacobs Industries, Inc.
Jacobs Management Corporation
Watkins, Incorporated
Daniel T. Lindsay
   100 South Fifth Street
   Minneapolis, Minnesota 55402

RDV (AJL) Holdings, Inc.                         436,899   (2)           24.6%
126 Ottawa, N.W.
Grand Rapids, Michigan 49503

Group consisting of:                             298,565   (1)(3)        16.8%
Carl R. Pohlad as Trustee of Revocable
   Trust No. 2
Robert C. Pohlad
William M. Pohlad
James O. Pohlad
PEP Partnership
Jacobs Industries, Inc.
Watkins, Incorporated
   3880 Dain Bosworth Plaza
   60 South Sixth Street
   Minneapolis, Minnesota 55402

State of Wisconsin Investment Board              148,620                  8.4%
   121 East Wilson Street
   Madison, Wisconsin 53702

Investment Cardo AB                              125,165                  7.0%
   Malmo, Sweden

James B. Farrell                                   1,000                   (4)
William A. Munsell                                   500                   (4)
All executive officers and directors             883,313   (2)           49.6%
   as a group

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

(4) Less than 1%.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For a description of other transactions which have occurred since January 1, 1997 to which the Company was or is to be a party and in which directors or executive officers of the Company or their associates had or are to have a direct or indirect material interest, see Item 10 under "Compensation Committee Interlocks and Insider Participation."

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

Form 8-K report filed June 10, 1997.

(c) Exhibits are attached hereto.

(d) [Not applicable]

                                      SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GENMAR HOLDINGS, INC.


                   October 10, 1997    /S/ Roger R. Cloutier, II
                                       --------------------------
                                       Roger R. Cloutier, II
                                       Executive Vice President and
                                          Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

    SIGNATURE                      TITLE                      DATE
    ---------                      -----                      ----
/S/ Irwin L. Jacobs
------------------------
Irwin L. Jacobs              Chairman and Director         October 10, 1997


/s/ Grant E. Oppegaard
------------------------
Grant E. Oppegaard           Chief Executive Officer       October 10, 1997
                             and President (principal
                             executive officer) and
                             Director

/s/ Roger R. Cloutier, II
------------------------
Roger R. Cloutier, II        Executive Vice President      October 10, 1997
                             and Chief Financial Officer
                             (principal financial and
                             accounting officer)

/s/ Bjorn Ahlstrom
------------------------
Bjorn Ahlstrom               Director                      October 10, 1997

/s/ Daniel G. Devos
------------------------
Daniel G. DeVos              Director                      October 10, 1997

/s/ James B. Farrell
------------------------
James B. Farrell             Director                      October 10, 1997

/s/ Daniel T. Lindsay
------------------------
Daniel T. Lindsay            Director                      October 10, 1997

/s/ Robert B. Mercer
------------------------
Robert B. Mercer             Director                      October 10, 1997

/s/ William W. Nicholson
------------------------
William W. Nicholson         Director                      October 10, 1997

/s/ Carl R. Pohlad
------------------------
Carl R. Pohlad               Director                      October 10, 1997

/s/ James O. Pohlad
------------------------
James O. Pohlad              Director                      October 10, 1997

/s/ Jerry L.Tubergen
------------------------
Jerry L. Tubergen            Director                      October 10, 1997

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

    No annual report covering the Company's 1997 fiscal year has been sent to security holders.

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

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549


                                      FORM 10-K



                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)


                        OF THE SECURITIES EXCHANGE ACT OF 1934


                                          OF


                                GENMAR HOLDINGS, INC.


                                         FOR



                          THE SIX MONTHS ENDED JUNE 30, 1997



                        ______________________________________



                                       EXHIBITS

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                                   EXHIBIT INDEX TO
                    FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996
                                     (Continued)
                                                                     Page In
Regulation S-K                                                      Sequential
Exhibit Table                                                         Number
 Reference                   Title Of Document                        System
--------------               -----------------                      ----------

 3.1          Certificate of Incorporation of the Company (filed as           *
              Exhibit 3.1 (a) to the Company's Registration Statement on
              Form S-4 (No. 33-82650)).

 3.2          Bylaws of the Company, as Amended (filed as Exhibit 3.2 to      *
              the Company's Annual Report on Form 10-K for the Year
              Ended December 31, 1995.

 4.1          Indenture, dated as of July 1, 1994, among the Company,         *
              the Subsidiary Guarantors and First Trust National
              Association, as Trustee (filed as Exhibit 4.1 to the
              Company's Registration Statement on Form S-4 (No. 33-
              82650)).

 4.2          Specimen Certificates of Notes (filed as Exhibit 4.2 to         *
              the Company's Registration Statement on Form S-4 (No. 33-
              82650)).

 4.3          Registration Rights Agreement, dated July 19, 1994, among       *
              the Company, the Subsidiary Guarantors and Wertheim
              Schroder & Co. Incorporated (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4 (No. 33-
              82650)).

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

 10.2         Voting Agreement, dated as of March 31, 1994, by and among      *
              Irwin L. Jacobs, Carl R. Pohlad, as trustee or Revocable
              Trust No. 2 of Carl R. Pohlad Created U/A dated 5/28/93,
              Jacobs Industries, Incorporated, PEP Partnership and
              Watkins Incorporated (filed as Exhibit 10.8 to the
              Company's Registration Statement on From S-4 (No. 33-
              82650)).

 10.3         Assignment and Assumption Agreement, dated as of March 31,      *
              1994, by and between Jacobs Management Corporation, as Assignor and the Company, as Assignee (filed as Exhibit
              10.9 to the Company's Registration Statement on Form S-4
              (No. 33-82650)).


 10.4         Amended and Restated Demand Promissory Note, dated              *
              December 29, 1994, for the Principal amount of $25,000,000 payable to Irwin L. Jacobs, his successors and assigns.

                        GENMAR HOLDINGS, INC. AND SUBSIDIARIES
                                   EXHIBIT INDEX TO
                    FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996
                                     (Continued)
                                                                     Page In
Regulation S-K                                                      Sequential
Exhibit Table                                                         Number
 Reference                   Title Of Document                        System
--------------               -----------------                      ----------

 10.5         Subordinated Promissory Note of IJ Holdings, dated              *
              November 24, 1993, for the principal amount of $4,104,422.02 payable to Irwin L. Jacobs (filed as Exhibit
              10.11 to the Company's Registration Statement on Form S-4
              (No. 33-82650)).

 10.6         Management Services Agreement, effective as of December 1,      *
              1990, between Jacobs Management Corp. and Minstar, Inc.
              (filed as Exhibit 10.12 to the Company's Registration
              Statement on Form S-4 (No. 33-82650)).

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

 10.10        Option Agreement, dated as of January 21, 1997, by and          *
              between the Company, as Purchaser and RDV Corporation
              (filed as Exhibit 10.12 to the Company's Annual Report on
              Form 10-K for the Year Ended December 31, 1996).

 10.11 The Second Amended and Restated Credit Agreement, dated as of July 1, 1997, among the Company, the Lenders named therein and The Bank of New York, as Agent.

 10.12 Tender Agreement dated as of July 1, 1997, by and between the Company, as Purchaser and Merrill Lynch Global
              Allocation Fund, Inc.

 18.1         Letter from the Company's independent public accountants        *
              regarding change in accounting principle (filed as Exhibit
              18.1 to the Company's Annual Report on Form 10-K for the
              Year Ended December 31, 1996).

 21.1         Subsidiaries of the Company (filed as Exhibit 21.1 to the       *
              Company's Annual Report on Form 10-K for the Year Ended
              December 31,1995).

 23.1         Consent of the Company's independent public accountants.